Form 10-Q
period 1996-06-30
CAPSTEAD SECURITIES CORPORATION IV
filed 1996-08-13
CIK 878517

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----  EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 1996

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -----   SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO
                              ----------------  ----------------

COMMISSION FILE NUMBER:  33-42337

                       CAPSTEAD SECURITIES CORPORATION IV
             (Exact name of Registrant as specified in its Charter)

                DELAWARE                          75-2390594
         (State or other jurisdiction of       (I.R.S. Employer
         incorporation or organization)       Identification No.)

      2711 NORTH HASKELL, DALLAS, TEXAS             75204
   (Address of principal executive offices)       (Zip Code)

       Registrant's telephone number, including area code (214) 874-2323

   (Former name, former address and former fiscal year, if changed from last report)

The Registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) for Form 10-Q and is therefore filing this Form under the reduced disclosure format.

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                               -----     -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock ($1.00 par value)                        1,000 as of August 6, 1996

================================================================================

                      CAPSTEAD SECURITIES CORPORATION IV
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1996

                                     INDEX
                                                                        PAGE
                                                                        ----
                        PART I. -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

 Balance Sheet -- June 30, 1996 and December 31, 1995...................  3

 Statement of Operations -- Quarter and Six Months Ended
  June 30, 1996 and 1995................................................  4

 Statement of Cash Flows -- Six Months Ended
  June 30, 1996 and 1995................................................  5

 Notes to Financial Statements..........................................  6

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations...................  8

                         PART II. -- OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K................................  9

SIGNATURES.............................................................. 10

                       PART I. -- FINANCIAL INFORMATION
                       CAPSTEAD SECURITIES CORPORATION IV
                                 BALANCE SHEET
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

ITEM 1. FINANCIAL STATEMENTS

                                         JUNE 30, 1996   DECEMBER 31, 1995
                                         -------------   -----------------
                                          (UNAUDITED)
ASSETS
 Mortgage securities collateral             $962,782          $1,102,616
 Cash and other equivalents                      326                 469
 Other assets                                  3,057               3,504
                                            --------          ----------
                                            $966,165          $1,106,589
                                            ========          ==========

LIABILITIES
 Collateralized mortgage securities         $949,570          $1,087,262
 Accrued expenses                                 25                  20
                                            --------          ----------
                                             949,595           1,087,282
                                            --------          ----------

STOCKHOLDER'S EQUITY
 Common stock - $1 par value,
  1,000 shares authorized, issued
  and outstanding                                  1                   1
 Paid-in capital                              21,063              23,812
 Unrealized gain on debt securities            2,270               3,255
 Accumulated deficit                          (6,764)             (7,761)
                                            --------          ----------
                                              16,570              19,307
                                            --------          ----------
                                            $966,165          $1,106,589
                                            ========          ==========

See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                              QUARTER ENDED  SIX MONTHS ENDED
                                                 JUNE 30         JUNE 30
                                              -------------  ----------------
                                               1996    1995     1996     1995
                                              ------  ------   ------   ------

Interest income:
  Mortgage securities collateral             $20,680  $26,640  $43,071  $53,772
  Receivable from Parent                          11        7       21       16
                                             -------  -------  -------  -------
    Total interest income                     20,691   26,647   43,092   53,788
                                             -------  -------  -------  -------

Interest expenses on collateralized
mortgage securities                           19,452   24,549   40,464   49,790
                                             -------  -------  -------  -------
    Net interest income                        1,239    2,098    2,628    3,998
                                             -------  -------  -------  -------
Other expenses:
  Management fees                                  2        2        5        5
  Professional fees and other                     36       30       70       67
  Pool insurance                                 766      949    1,556    1,962
                                             -------  -------  -------  -------
    Total other expenses                         804      981    1,631    2,034
                                             -------  -------  -------  -------
Net income                                   $   435  $ 1,117  $   997  $ 1,964
                                             =======  =======  =======  =======

See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                             SIX MONTHS ENDED JUNE 30
                                             ------------------------
                                                 1996        1995
                                                ------      ------

OPERATING ACTIVITIES:
 Net income                                    $     997   $   1,964
 Noncash item - amortization of
  discount and premium                               544         322
 Net change in other assets and
  accrued expenses                                   452         498
                                               ---------   ---------
   Net cash provided by operating
     activities                                    1,993       2,784
                                               ---------   ---------

INVESTING ACTIVITIES:
 Mortgage securities collateral:
  Principal collections on collateral            135,586      93,137
  Decrease in accrued interest receivable          1,047         495
  Decrease in short-term investments               1,865       4,206
                                               ---------   ---------
   Net cash provided by investing
     activities                                  138,498      97,838
                                               ---------   ---------

FINANCING ACTIVITIES:
 Collateralized mortgage securities:
  Principal payments on securities              (136,392)    (96,862)
  Decrease in accrued interest payable            (1,493)       (726)
 Capital distributions                            (2,749)     (3,056)
                                               ---------   ---------
   Net cash used by financing
     activities                                 (140,634)   (100,644)
                                               ---------   ---------

Net decrease in cash and cash equivalents           (143)        (22)

Cash and cash equivalents at beginning
 of period                                           469          24
                                               ---------   ---------
Cash and cash equivalents at end of
 period                                        $     326   $       2
                                               =========   =========

See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1996. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. Certain amounts have been reclassified to conform to the 1996 presentation.

NOTE B -- DISCLOSURES REGARDING FAIR VALUES OF MORTGAGE SECURITIES COLLATERAL

Estimated fair values of mortgage securities collateral have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop these estimates. In addition, fair values fluctuate on a daily basis. Accordingly, estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

The fair value of mortgage securities collateral was estimated using either quoted market prices, when available, including quotes made by the Parent's lenders in connection with designating collateral for repurchase arrangements.

The following tables summarize fair value disclosures for mortgage securities collateral held available-for-sale and held-to-maturity for the periods indicated (in thousands):

                                   AS OF JUNE 30, 1996
                      ----------------------------------------------

Available-for-sale    $  163,955     $ 2,529      $  259  $  166,225
Held-to-maturity         796,558       7,207       2,038     801,727
                      ----------     -------      ------  ----------
                      $  960,513     $ 9,736      $2,297  $  967,952
                      ==========     =======      ======  ==========

                                AS OF  DECEMBER 31, 1995
                      ----------------------------------------------
                                    GROSS       GROSS
                                  UNREALIZED  UNREALIZED     FAIR
                         COST       GAINS       LOSSES      VALUE
                      ----------  ----------  ----------  ----------

Available-for-sale    $  195,474     $ 3,590      $  335  $  198,729
Held-to-maturity         903,887      19,929       1,154     922,662
                      ----------     -------      ------  ----------
                      $1,099,361     $23,519      $1,489  $1,121,391
                      ==========     =======      ======  ==========

The maturity of mortgage securities collateral is directly affected by the rate of principal prepayments by mortgagors. In addition, upon the Company's redemption of remaining bonds outstanding pursuant to clean-up calls, released collateral may be sold. Such sales are deemed maturities under the provisions of SFAS 115. No such redemptions have occurred during the quarter or six months ended June 30, 1996 or during 1995.

NOTE C -- NET INTEREST INCOME ANALYSIS

The following tables summarize the amount of interest income and interest expense and the average effective interest rate for mortgage securities collateral and collateralized mortgage securities for the respective periods (dollars in thousands):

                                             QUARTER ENDED JUNE 30
                                       ---------------------------------
                                            1996             1995
                                       --------------  -----------------
                                       AVERAGE                  AVERAGE
                                       AMOUNT   RATE   AMOUNT     RATE
                                       -------  -----  -------  --------

Interest income on mortgage
 securities collateral                 $20,680  8.43%  $26,640     8.53%
Interest expense on
 collateralized mortgage securities     19,452  8.06    24,549     7.98
                                       -------         -------
Net interest income                    $ 1,228         $ 2,091
                                       =======         =======

                                           SIX MONTHS ENDED JUNE 30
                                       ---------------------------------
                                            1996             1995
                                       --------------  -----------------
                                       AVERAGE                  AVERAGE
                                       AMOUNT   RATE   AMOUNT     RATE
                                       -------  -----  -------  --------

Interest income on mortgage
 securities collateral                 $43,071  8.46%  $53,772     8.45%
Interest expense on
 collateralized mortgage securities     40,464  8.08    49,790     7.94
                                       -------         -------
Net interest income                    $ 2,607         $ 3,982
                                       =======         =======

The following tables summarize the amount of change in interest income on mortgage securities collateral and interest expense on collateralized mortgage securities due to changes in effective interest rates, versus changes in volume for the quarter and six months ended June 30, 1996, compared to the same periods in 1995 (in thousands):

                                        QUARTER ENDED JUNE 30, 1996
                                       ------------------------------
                                        RATE*    VOLUME*      TOTAL
                                       -------  ----------  ---------
Interest income on mortgage
 securities collateral                  $(312)   $ (5,648)  $ (5,960)
Interest expense on
 collateralized mortgage securities       241      (5,338)    (5,097)
                                        -----    --------   --------
                                        $(553)   $   (310)  $   (863)
                                        =====    ========   ========

                                       SIX MONTHS ENDED JUNE 30, 1996
                                       ------------------------------
                                        RATE*    VOLUME*      TOTAL
                                       -------  ----------  ---------
Interest income on mortgage
 securities collateral                  $ 108    $(10,809)  $(10,701)
Interest expense on
 collateralized mortgage securities       870     (10,196)    (9,326)
                                        -----    --------   --------
                                        $(762)   $   (613)  $ (1,375)
                                        =====    ========   ========

* THE CHANGE IN INTEREST DUE TO BOTH VOLUME AND RATE HAS BEEN ALLOCATED TO VOLUME AND RATE CHANGES IN PROPORTION TO THE RELATIONSHIP OF THE ABSOLUTE DOLLAR AMOUNTS OF THE CHANGE IN EACH.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
- -------------------

The Company was incorporated on August 16, 1991, and commenced operations on December 23, 1991 with the issuance of its first collateralized mortgage obligation ("CMO"), Series 1991-VIII. As of June 30, 1996, the Company has issued 18 CMOs with an aggregate initial principal balance of $4,226,812,000, including two CMOs with an aggregate initial principal balance of $551,537,000, which were recorded as sales when issued in 1992.

RESULTS OF OPERATIONS
- ---------------------

Residual investments in collateralized mortgage obligations (represented by the difference between the carrying value of mortgage securities collateral and collateralized mortgage securities on the balance sheet; also referred to as "CMO Investments") earned $426,000 and $981,000 for the quarter and six months ended June 30, 1996, respectively, compared to $1,112,000 and $1,953,000 for the same periods in 1995. Operating results produced by CMO Investments is represented by the difference between interest income on mortgage securities collateral and interest expense and professional fees on collateralized mortgage securities and mortgage pool insurance expense on mortgage securities collateral.

Operating results from CMO Investments declined due to higher levels of prepayments on mortgage securities collateral experienced during the quarter and six months ended June 30, 1996 compared to the same periods in 1995. Principal collections on collateral were $69 million and $136 million during the quarter and six months ended June 30, 1996, respectively, compared to $49 million and $93 million during the same periods of 1995. The increase in prepayments resulted in a $268 million and $255 million decrease in average mortgage securities collateral during the quarter and six months ended June 30, 1996, respectively, compared to the same periods in 1995. The net interest spread decreased 18 basis points and 13 basis points during the quarter and six months ended June 30, 1996, respectively, compared to the same periods in 1995.

The following table presents the weighted average yields for the periods shown:

                                       QUARTER ENDED    SIX MONTHS ENDED
                                          JUNE 30           JUNE 30
                                      ---------------  ------------------
                                       1996     1995     1996      1995
                                      -------  ------  --------  --------

Mortgage securities collateral          8.43%   8.53%     8.46%     8.45%
Collateralized mortgage securities      8.06    7.98      8.08      7.94
                                        ----    ----      ----      ----

Net interest spread                     0.37%   0.55%     0.38%     0.51%
                                        ====    ====      ====      ====

The changes in the yields of mortgage securities collateral reflect a decrease in yield of adjustable-rate mortgage loans securing CMO Series 1992-IX and 1992-
XIV. These yield changes were compounded by corresponding increases in the yields of the related collateralized mortgage securities. These adjustable-rate mortgage loans represent approximately $163 million, or 17%, of mortgage securities collateral at June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Company's primary source of funds is the receipt of cash flows on CMO Investments (primarily the excess of principal received and interest earned on the mortgage securities collateral and reinvestment proceeds over the principal and interest payable on CMOs). Net income and excess cash flow from CMO Investments has allowed the return of $2,749,000 of capital during the six months ended June 30, 1996. The Company continues to qualify as a real estate investment trust subsidiary.


                         PART II. -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits:

    Exhibit 27 Financial Data Schedule (electronic filing only).

(b) Reports on Form 8-K:  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CAPSTEAD SECURITIES CORPORATION IV



Date:  August 6, 1996                  By /s/ RONN K. LYTLE
                                          ------------------------------------
                                          Ronn K. Lytle
                                          Chairman and Chief Executive Officer



Date:  August 6, 1996                  By /s/ ANDREW F. JACOBS
                                          ------------------------------------
                                          Andrew F. Jacobs
                                          Senior Vice President - Control
                                            and Treasurer