Form 10-Q
period 1996-09-30
CAPSTEAD SECURITIES CORPORATION IV
filed 1996-11-13
CIK 878517

--------------------------------------------------------------------------------
================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----
        EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 1996

                                       OR

 _______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ______________

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

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES   X      NO
                                                 ----        -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

 Common Stock ($1.00 par value)                     1,000 as of November 4, 1996

--------------------------------------------------------------------------------
================================================================================

                       CAPSTEAD SECURITIES CORPORATION IV
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                                     INDEX


                                                                       PAGE
                                                                       ----
                        PART I.-- FINANCIAL INFORMATION


ITEM 1.    Financial Statements

 Balance Sheet -- September 30, 1996 and December 31, 1995.............. 3

 Statement of Operations -- Quarter and Nine Months Ended
  September 30, 1996 and 1995........................................... 4

 Statement of Cash Flows -- Nine Months Ended
  September 30, 1996 and 1995........................................... 5

 Notes to Financial Statements.......................................... 6

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations................ 8


                          PART II. -- OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K............................... 8

SIGNATURES.............................................................. 9

                        PART I. -- FINANCIAL INFORMATION
                       CAPSTEAD SECURITIES CORPORATION IV
                                 BALANCE SHEET

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


ITEM 1.  FINANCIAL STATEMENTS


                                       SEPTEMBER 30, 1996    DECEMBER 31, 1995
                                       -------------------  ------------------
                                           (UNAUDITED)

ASSETS
 Mortgage securities collateral               $912,600          $1,102,616
 Cash and other equivalents                        308                 469
 Other assets                                    2,887               3,504
                                              --------          ----------

                                              $915,795          $1,106,589
                                              ========          ==========

LIABILITIES
 Collateralized mortgage securities           $898,446          $1,087,262
 Accrued expenses                                   28                  20
                                              --------          ----------
                                               898,474           1,087,282
                                              --------          ----------

STOCKHOLDER'S EQUITY
 Common stock - $1 par value,
  1,000 shares authorized, issued
  and outstanding                                    1                   1
 Paid-in capital                                19,980              23,812
 Unrealized gain on debt securities              3,566               3,255
 Accumulated deficit                            (6,226)             (7,761)
                                              --------          ---------
                                                17,321              19,307
                                              --------          ----------
                                              $915,795          $1,106,589
                                              ========          ==========



See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                             QUARTER ENDED                  NINE MONTHS ENDED
                                              SEPTEMBER 30                    SEPTEMBER 30
                                              -------------                 -----------------
                                          1996          1995            1996       1995
                                         -------      -------         -------      -------

INTEREST INCOME:
  Mortgage securities collateral        $19,476     $25,642         $62,547        $79,414
  Receivable from Parent                      9           7              30             23
                                        -------     -------         -------        -------

    Total interest income                19,485      25,649          62,577         79,437
                                        -------     -------         -------        -------

Interest expenses on
  collateralized mortgage
  securities                             18,211      23,920          58,675        73,710
                                        -------     -------         -------        -------

    Net interest income                   1,274       1,729           3,902         5,727
                                        -------     -------         -------        -------

OTHER EXPENSES:
  Management fees                             3           3               8             8
  Professional fees and other                32          38             102           105
  Pool insurance                            701         879           2,257         2,841
                                        -------     -------         -------       -------

    Total other expenses                    736         920           2,367         2,954
                                        -------     -------         -------       -------

Net income (loss)                       $   538     $   809         $ 1,535       $ 2,773
                                        =======     =======         =======       =======




See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                                     NINE MONTHS ENDED SEPTEMBER 30
                                                                   ----------------------------------
                                                                        1996                   1995
                                                                   ----------              ----------
OPERATING ACTIVITIES:
  Net income                                                       $   1,535               $   2,773
  Noncash item - amortization of
   discount and premium                                                  695                     545
  Net change in other assets and
   accrued expenses                                                      625                     840
                                                                   ---------               ---------
      Net cash provided by operating
       activities                                                      2,855                   4,158
                                                                   ---------               ---------

INVESTING ACTIVITIES:
  Mortgage securities collateral:
    Principal collections on collateral                              181,654                 158,154
    Decrease in accrued interest receivable                            1,393                     888
    Decrease (increase) in short-term
     investments                                                       6,797                  (1,634)
                                                                   ---------               ---------
      Net cash provided by investing
       activities                                                    189,844                 157,408
                                                                   ---------               ---------

FINANCING ACTIVITIES:
  Collateralized mortgage securities:
    Principal payments on securities                                (187,018)               (155,771)
    Decrease in accrued interest payable                              (2,010)                 (1,205)
  Capital distributions                                               (3,832)                 (4,612)
                                                                    ---------              ---------
      Net cash used by financing
       activities                                                   (192,860)               (161,588)
                                                                    ---------              ---------
Net change in cash and cash equivalents                                 (161)                    (22)
Cash and cash equivalents at beginning
  of period                                                              469                      24
                                                                   ---------               ---------
Cash and cash equivalents at end of
 period                                                            $     308               $       2
                                                                   =========               =========


See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1996. For further information refer to the financial statements and footnotes thereto included in the Capstead Securities Corporation IV (the "Company") annual report on Form 10-K for the year ended December 31, 1995. Certain amounts have been reclassified to conform to the 1996 presentation.

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

The fair value of mortgage securities collateral was estimated using quoted market prices, including quotes made by Capstead Mortgage Corporation's lenders in connection with designating collateral for repurchase arrangements.

The following tables summarize fair value disclosures for mortgage securities collateral held available-for-sale and held-to-maturity for the periods indicated (in thousands):

                                 AS OF SEPTEMBER 30, 1996
                      ---------------------------------------------------
                                    GROSS         GROSS
                                  UNREALIZED    UNREALIZED       FAIR
                         COST       GAINS         LOSSES         VALUE
                      ----------  ----------    ----------     ----------

Available-for-sale    $  149,765     $ 3,566      $    -      $  153,331
Held-to-maturity         759,269       6,837       1,191         764,915
                      ----------     -------      ------      ----------
                      $  909,034     $10,403      $1,191      $  918,246
                      ==========     =======      ======      ==========

                                 AS OF  DECEMBER 31, 1995
                      ---------------------------------------------------
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
                      ==========     =======      ======      ==========

The maturity of mortgage securities collateral is directly affected by the rate of principal prepayments by mortgagors. In addition, upon the Company's redemption of remaining bonds outstanding pursuant to clean-up calls, released collateral may be sold. Such sales are deemed maturities under the provisions of SFAS 115. No such redemptions have occurred during the quarter or nine months ended September 30, 1996 or during 1995.

NOTE C -- NET INTEREST INCOME ANALYSIS

The following tables summarize the amount of interest income and interest expense and the average effective interest rate for mortgage securities collateral and collateralized mortgage securities for the respective periods (dollar amounts in thousands):

                                              QUARTER ENDED SEPTEMBER 30
                                         ------------------------------------
                                               1996                1995
                                         -----------------  -----------------
                                                  AVERAGE            AVERAGE
                                         AMOUNT     RATE    AMOUNT     RATE
                                         -------  --------  -------  --------
Interest income on mortgage
 securities collateral                   $19,476    8.44%   $25,642     8.57%
Interest expense on
 collateralized mortgage
 securities                               18,211    8.03     23,920     8.12
                                         -------            -------
Net interest income                      $ 1,265            $ 1,722
                                         =======            =======

                                             NINE MONTHS ENDED SEPTEMBER 30
                                         -------------------------------------
                                               1996                1995
                                         -----------------  ------------------
                                                  AVERAGE            AVERAGE
                                          AMOUNT     RATE    AMOUNT     RATE
                                         -------     ----   -------  -------
Interest income on mortgage
 securities collateral                   $62,547   8.46%    $79,414    8.49%
Interest expense on
 collateralized mortgage
 securities                               58,675   8.06      73,710    8.00
                                         -------            -------
Net interest income                      $ 3,872            $ 5,704
                                         =======            =======

The following tables summarize the amount of change in interest income on mortgage securities collateral and interest expense on collateralized mortgage securities due to changes in effective interest rates, versus changes in volume for the quarter and nine months ended September 30, 1996, compared to the same periods in 1995 (in thousands):

                                           QUARTER ENDED SEPTEMBER 30, 1996
                                      -----------------------------------------
                                        RATE*         VOLUME*          TOTAL
                                      ---------     -----------     -----------
Interest income on mortgage
 securities collateral                   $(378)      $ (5,788)     $ (6,166)
Interest expense on
 collateralized mortgage
 securities                               (274)        (5,435)       (5,709)
                                         -----       --------      --------
                                         $(104)      $   (353)     $   (457)
                                         =====       ========      ========

                                        NINE MONTHS ENDED SEPTEMBER 30, 1996
                                      ----------------------------------------
                                        RATE*         VOLUME*          TOTAL
                                      ---------     -----------     ----------
Interest income on mortgage
 securities collateral                   $(280)      $(16,587)     $(16,867)
Interest expense on
 collateralized mortgage
 securities                                603        (15,638)      (15,035)
                                         -----       --------      --------
                                         $(883)      $   (949)     $ (1,832)
                                         =====       ========      ========

* THE CHANGE IN INTEREST DUE TO BOTH VOLUME AND RATE HAS BEEN ALLOCATED TO VOLUME AND RATE CHANGES IN PROPORTION TO THE RELATIONSHIP OF THE ABSOLUTE DOLLAR AMOUNTS OF THE CHANGE IN EACH.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
-------------------

The Company was incorporated on August 16, 1991, and commenced operations on December 23, 1991 with the issuance of its first collateralized mortgage obligation ("CMO"), Series 1991-VIII. As of September 30, 1996, the Company has issued 18 CMOs with an aggregate initial principal balance of $4,226,812,000, including two CMOs with an aggregate initial principal balance of $551,537,000, which were recorded as sales when issued in 1992.

RESULTS OF OPERATIONS
---------------------

Residual investments in collateralized mortgage obligations (represented by the difference between the carrying value of mortgage securities collateral and collateralized mortgage securities on the balance sheet; also referred to as "CMO Investments") earned $532,000 and $1,513,000 for the quarter and nine months ended September 30, 1996, respectively, compared to net income of $805,000 and $2,758,000 for the same periods in 1995. Operating results produced by CMO Investments are represented by the difference between interest income on mortgage securities collateral and interest expense and professional fees on collateralized mortgage securities and mortgage pool insurance expense on mortgage securities collateral.

Operating results from CMO Investments declined due primarily to the impact of run-off (prepayments and scheduled payments) on average holdings of mortgage securities collateral. Average holdings of mortgage securities collateral were $923 million and $986 million for the quarter and nine months ended September 30, 1996, respectively, compared to approximately $1.2 billion for both corresponding prior year periods. As a result of these lower outstanding balances, income earned from the net interest spreads was lower in the current year. Run-off rates were 20% and 25% during the quarter and nine months ended September 30, 1996, respectively, compared to 22% and 17% during the same periods in 1995.

Although net interest spreads can fluctuate depending on the timing of the payoff of collateral and bonds with differing amounts of purchase premium and bond discounts, the tendency is for CMO net interest spreads to decline as lower-yielding, shorter-term CMO bonds are paid off prior to longer-term bonds with relatively higher interest rates. Net interest spreads were 4 basis points and 9 basis points lower during the quarter and nine months ended September 30, 1996, respectively, compared to the same periods in 1995.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary source of funds is the receipt of cash flows on CMO Investments (primarily the excess of principal received and interest earned on the mortgage securities collateral and reinvestment proceeds over the principal and interest payable on CMOs). Net income and excess cash flow from CMO Investments has allowed the return of $3,832,000 of capital during the nine months ended September 30, 1996. The Company continues to qualify as a real estate investment trust subsidiary.

                          PART II. -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits:  None.
    Exhibit 27 Financial Data Schedule (electronic filing only).
(b) Reports on Form 8-K:  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CAPSTEAD SECURITIES CORPORATION IV



Date:  November 4, 1996             By /s/ RONN K. LYTLE
                                       ----------------------------------------
                                       Ronn K. Lytle
                                       Chairman and Chief Executive Officer



Date:  November 4, 1996             By /s/ ANDREW F. JACOBS
                                       ----------------------------------------
                                       Andrew F. Jacobs
                                       Senior Vice President - Control
                                        and Treasurer