Form 10-K
period 1996-12-31
CAPSTEAD SECURITIES CORPORATION IV
filed 1997-03-18
CIK 878517

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1996

                                      OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----  SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ______________

COMMISSION FILE NUMBER:  33-42337

                      CAPSTEAD SECURITIES CORPORATION IV
            (Exact name of Registrant as specified in its Charter)

              DELAWARE                            75-2390594
   (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)            Identification No.)

        2711 NORTH HASKELL AVENUE                   75204
  (Address of principal executive offices)        (Zip Code)


      Registrant's telephone number, including area code:  (214) 874-2323

      Securities registered pursuant to Section 12(b) of the Act:  None.

      Securities registered pursuant to Section 12(g) of the Act:  None.

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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K   [ ]

AT MARCH 31, 1997 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES WAS: NOT APPLICABLE.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J (1)(a) AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT.

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MARCH 7, 1997:  1,000

                  DOCUMENTS INCORPORATED BY REFERENCE:  NONE.

================================================================================

                      CAPSTEAD SECURITIES CORPORATION IV

                         1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

                                     PART I
ITEM  1.    BUSINESS......................................................    1

ITEM  2.    PROPERTIES....................................................    2

ITEM  3.    LEGAL PROCEEDINGS.............................................    2

                                    PART II

ITEM  5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS.............................    3

ITEM  7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............    3

ITEM  8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................    4

ITEM  9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.........................   15

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
              REPORTS ON FORM 8-K.........................................   16

                                     PART I

ITEM 1.  BUSINESS.

ORGANIZATION

Capstead Securities Corporation IV (the "Company") was incorporated in Delaware on August 16, 1991 as a special-purpose finance corporation and is a wholly-owned subsidiary of Capstead Mortgage Corporation ("CMC"). CMC is a publicly owned real estate investment trust that, until late 1995, operated a mortgage conduit, purchasing and securitizing single-family residential mortgage loans. The Company is managed by CMC (the "Manager"). The Company believes it has qualified as a REIT subsidiary of CMC under the Internal Revenue Code of 1986 (the "Code"); therefore, for federal income tax purposes it is combined with CMC. Under applicable sections of the Code, REITs are required to distribute annually to stockholders at least 95% of their taxable income. It is the Company's and CMC's policy to distribute 100% of combined taxable income.

The Company was formed and exists solely for the purpose of issuing and selling collateralized mortgage obligations ("CMOs"), collateralized by mortgage-backed, pass-through certificates ("Certificates") which evidence an interest in a pool of mortgage loans secured by single-family residences. The Certificates pledged as collateral for the CMOs are either contributed by CMC or purchased from third parties and are either Government National Mortgage Association Certificates, Federal National Mortgage Association Certificates, Federal Home Loan Mortgage Corporation Certificates or mortgage pass-through ("Non-Agency") Certificates. On August 21, 1991 the Securities and Exchange Commission declared effective a registration statement filed by the Company covering the offering of a maximum of $5 billion aggregate principal amount of CMOs. As of December 31, 1996, the Company has issued 18 series of CMOs with an aggregate original principal balance of $4,226,812,000.

SPECIAL-PURPOSE FINANCE CORPORATION

The Company has not engaged, and will not engage in any business or investment activities other than (i) issuing and selling CMOs and receiving, owning, holding and pledging as collateral the related Certificates; (ii) investing cash balances on an interim basis in high quality short-term securities; and (iii) engaging in other activities which are necessary or expedient to accomplish the foregoing and are incidental thereto.

COMPETITION

In issuing CMOs, the Company competes with other issuers of these securities and the securities themselves compete with other investment opportunities available to prospective purchasers.

EMPLOYEES

At December 31, 1996 the Company had no employees. The Manager provides all executive and administrative personnel required by the Company.

MANAGEMENT AGREEMENT

Pursuant to a Management Agreement, the Manager advises the Company with respect to its investments and administers the day-to-day operations of the Company. The Management Agreement is nonassignable except by consent of the

Company and the Manager. The Management Agreement may be terminated without cause at any time upon 90 days written notice. In addition, the Company has the right to terminate the Management Agreement upon the happening of certain specified events, including a breach by the Manager of any provision contained in the Management Agreement which remains uncured for 30 days after notice of such breach and the bankruptcy or insolvency of the Manager.

The Manager is at all times subject to the supervision of the Company's Board of Directors and has only such functions and authority as the Company delegates to it. The Manager is responsible for the day-to-day operations of the Company and performs such services and activities relating to the assets and operations of the Company as may be appropriate. The Manager receives an annual basic management fee of $10,000 per year for managing the assets pledged to secure Bonds issued by the Company.

The Manager is required to pay employment expenses of its personnel (including salaries, wages, payroll taxes, insurance, fidelity bonds, temporary help and cost of employee benefit plans), and other office expenses, travel and other expenses of directors, officers and employees of the Manager, accounting fees and expenses incurred in supervising and monitoring the Company's investments. The Company is required to pay all other expenses of operation (as defined in the Management Agreement).

SERVICING AND ADMINISTRATION

The originators of mortgage loans backing Non-Agency Certificates either service the loans themselves or sell the loans with no agreement with respect to servicing, in which event Capstead Inc., a subsidiary of CMC, may act as servicer. The Company enters into servicing agreements with each servicer. The terms and conditions of servicing agreements with Capstead Inc. are substantially the same as those contained in servicing agreements with unrelated third parties.

As compensation for its services under a servicing agreement, the servicers retain a servicing fee, payable monthly, generally 1/4 of 1% of the outstanding principal balance of each mortgage loan serviced as of the last day of each month. In addition, CMC can act as administrator with respect to the Company's Non-Agency Certificates. CMC does not currently service or act as administrator with respect to CMOs issued by the Company.

ITEM 2.  PROPERTIES.

The Company's operations are conducted primarily in Dallas, Texas on properties leased by CMC.

ITEM 3.  LEGAL PROCEEDINGS.

As of the date hereof, there are no material legal proceedings outside the normal course of business to which the Company was a party or of which any of its property was the subject.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

All of the Company's common stock is owned by CMC. Accordingly, there is no public trading market for its common stock. The Company paid no dividends during 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

1996 COMPARED TO 1995
---------------------

Residual investments in collateralized mortgage obligations (represented by the difference between the carrying value of mortgage securities collateral and collateralized mortgage securities on the balance sheet; also referred to as "CMO Investments") earned $2,238,000 in 1996, compared to $3,416,000 in 1995. Operating results produced by CMO Investments is represented by the difference between interest income on mortgage securities collateral and interest expense and professional fees on collateralized mortgage securities and mortgage pool insurance expense on mortgage securities collateral.

Operating results from CMO Investments declined in 1996 compared to 1995 due primarily to the impact of run-off (prepayments and scheduled payments) and the redemption of CMO Series 1991-VIII, 1992-III and 1992-IX on the average holdings of mortgage securities collateral. Average holdings of mortgage securities collateral were $941 million during 1996 compared to approximately $1.2 billion during 1995. As a result of this lower outstanding balance, income earned from the net interest spreads was lower in the current year. Run-off rates were 20% during 1996 compared to 18% during 1995.

More than offsetting the 1996 decline in earnings on CMO Investments was $2,460,000 of gains from sales to CMC of collateral released from the related CMOs.

The following table presents the weighted average yields for the periods shown:

                                               YEAR ENDED DECEMBER 31
                                               -----------------------
                                               1996              1995
                                               -----             -----

  Mortgage securities collateral               8.51%             8.50%
  Collateralized mortgage securities           8.09              8.03
                                               ----              ----

  Net interest spread                          0.42%             0.47%
                                               ====              ====

1995 COMPARED TO 1994
---------------------

Residual investments in collateralized mortgage obligations (represented by the difference between the carrying value of mortgage securities collateral and collateralized mortgage securities on the balance sheet; also referred to as "CMO Investments") earned $3,416,000 in 1995, compared to $371,000 in 1994. Operating results from CMO Investments improved in 1995 compared to 1994 because high levels of prepayments on mortgage securities collateral experienced in the first quarter of 1994 moderated significantly during the remainder of 1994 and remained relatively low in 1995 (principal collections on collateral totaled $234 million in 1995, compared to $655 million in 1994). As a result of the higher prepayments experienced in 1994, a significantly higher proportional amount of bond discount was amortized to interest expense in 1994 than in 1995. Amortization of bond discount totaled $211,000 in 1995, compared to $1,456,000 in 1994.

The following table presents the weighted average yields for the periods shown:

                                        YEAR ENDED DECEMBER 31
                                        ----------------------
                                        1995             1994
                                        -----            -----

  Mortgage securities collateral        8.50%            8.02%
  Collateralized mortgage securities    8.03             7.73
                                        ----             ----

  Net interest spread                   0.47%            0.29%
                                        ====             ====

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are the receipt of excess cash flows on CMOs (primarily the excess of principal and interest earned on the mortgage securities collateral including reinvestment proceeds over the principal and interest payable on the CMOs), proceeds from additional CMO issuances and occasionally proceeds from the sale of collateral released from the related CMOs. There have been no CMO issuances since January 1993. Net income and excess cash flows from CMO Investments have allowed the return of $6,099,000 and $5,571,000 of capital during 1996 and 1995, respectively. The Company continues to qualify as a real estate investment trust subsidiary.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). SFAS 125 provides accounting and reporting standards for all types of securitization transactions involving the transfer of financial assets including collateralized borrowing arrangements. Under SFAS 125 most securitizations of financial assets would be recorded as sales. The Company will adopt this pronouncement on January 1, 1997. Since the Company generally acquires mortgage assets from affiliates at market prices as determined by securitization proceeds, this adoption is not expected to have a material impact on the results of operations or financial position of the Company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          REPORT OF ERNST & YOUNG LLP
                             INDEPENDENT AUDITORS



Stockholder and Board of Directors
Capstead Securities Corporation IV

We have audited the accompanying balance sheet of Capstead Securities Corporation IV (a wholly-owned subsidiary of Capstead Mortgage Corporation) as of December 31, 1996 and 1995, and related statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capstead Securities Corporation IV at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



Dallas, Texas
January 22, 1997

                      CAPSTEAD SECURITIES CORPORATION IV
                                 BALANCE SHEET
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            DECEMBER 31
                                       ----------------------
                                         1996        1995
                                       ---------  -----------

ASSETS
 Mortgage securities collateral        $766,812   $1,102,620
 Cash and cash equivalents                2,675          469
 Other assets                             2,493        3,504
                                       --------   ----------

                                       $771,980   $1,106,593
                                       ========   ==========

LIABILITIES
 Collateralized mortgage securities    $754,631   $1,087,262
 Accrued expenses                            30           20
                                       --------   ----------

                                        754,661    1,087,282
                                       --------   ----------

STOCKHOLDER'S EQUITY
 Common stock - $1 par value,
  1,000 shares authorized,
  issued and outstanding                      1            1
 Paid-in capital                         17,713       23,812
 Unrealized gain on debt securities       2,646        3,259
 Accumulated deficit                     (3,041)      (7,761)
                                       --------   ----------

                                         17,319       19,311
                                       --------   ----------

                                       $771,980   $1,106,593
                                       ========   ==========




See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                            STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)



                                        YEAR ENDED DECEMBER 31
                                      ---------------------------
                                       1996      1995      1994
                                      -------  --------  --------

INTEREST INCOME:
 Mortgage securities collateral       $80,079  $103,457  $124,115
 Receivable from Parent                    32        29        45
                                      -------  --------  --------

  Total interest income                80,111   103,486   124,160

Interest expense on collateralized
 mortgage securities                   74,842    96,202   117,892
                                      -------  --------  --------

   Net interest income                  5,269     7,284     6,268
                                      -------  --------  --------

OTHER INCOME:

 Gains on sale of collateral            2,460         -         -
 Gain on sale of residual                   -         -        48
                                      -------  --------  --------

  Total other income                    2,460         -        48

OTHER EXPENSES:
 Management fees                           10        10        10
 Professional fees and other              128       134       243
 Pool insurance                         2,871     3,705     5,609
                                      -------  --------  --------

  Total other expenses                  3,009     3,849     5,862
                                      -------  --------  --------

Net income                            $ 4,720  $  3,435  $    454
                                      =======  ========  ========




See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                       STATEMENT OF STOCKHOLDER'S EQUITY
                      THREE YEARS ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)




                          COMMON STOCK                             UNREALIZED
                         --------------   PAID-IN   ACCUMULATED   GAIN ON DEBT
                         SHARES  AMOUNT   CAPITAL     DEFICIT      SECURITIES      TOTAL
                         ------  ------  ---------  ------------  -------------  ---------

Balance at
 January 1, 1994            1      $1    $ 40,583     $(11,650)      $    -      $ 28,934

Capital distributions       -       -     (11,200)           -            -       (11,200)

Net income                  -       -           -          454            -           454
                           --     ---    --------     --------       ------      --------

Balance at
 December 31, 1994          1       1      29,383      (11,196)           -        18,188

Capital distributions       -       -      (5,571)           -            -        (5,571)

Unrealized gain on
 debt securities            -       -           -            -        3,259         3,259

Net income                  -       -           -        3,435            -         3,435
                           --     ---    --------     --------       ------      --------

Balance at
 December 31, 1995          1       1      23,812       (7,761)       3,259        19,311

Capital distributions       -       -      (6,099)           -            -        (6,099)

Change in unrealized
 gain on debt
 securities                 -       -           -            -         (613)         (613)

Net income                  -       -           -        4,720            -         4,720
                           --     ---    --------     --------       ------      --------

Balance at
 December 31, 1996          1      $1    $ 17,713     $ (3,041)      $2,646      $ 17,319
                           ==     ===    ========     ========       ======      ========



See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                            STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      YEAR ENDED DECEMBER 31
                                                                ----------------------------------
                                                                   1996        1995        1994
                                                                ----------  ----------  ----------

OPERATING ACTIVITIES:
  Net income                                                    $   4,720   $   3,435   $     454
  Noncash item - amortization of discount
    and premium                                                       845         808       2,553
  Net change in other assets and accrued expenses                   1,021         979       3,119
  Gains on sale of released mortgage
    securities collateral                                          (2,460)          -           -
                                                                ---------   ---------   ---------
      Net cash provided
        by operating activities                                     4,126       5,222       6,126
                                                                ---------   ---------   ---------

INVESTING ACTIVITIES:
  Mortgage securities collateral:
    Principal collections on collateral                           216,606     234,293     655,107
    Decrease in accrued interest receivable                         2,480       1,438       4,616
    Decrease (increase) in short-term investments                   8,568        (257)    112,267
  Sale of released mortgage securities collateral                 109,241           -           -
                                                                ---------   ---------   ---------
      Net cash provided
        by investing activities                                   336,895     235,474     771,990
                                                                ---------   ---------   ---------

FINANCING ACTIVITIES:
  Collateralized mortgage securities:
    Principal payments on securities                             (329,694)   (232,691)   (758,931)
    Decrease in accrued interest payable                           (3,022)     (1,989)     (8,327)
  Capital distributions                                            (6,099)     (5,571)    (11,200)
                                                                ---------   ---------   ---------
      Net cash used by
        financing activities                                     (338,815)   (240,251)   (778,458)
                                                                ---------   ---------   ---------

Net change in cash and cash equivalents                             2,206         445        (342)

Cash and cash equivalents at
  beginning of year                                                   469          24         366
                                                                ---------   ---------   ---------

Cash and cash equivalents at
  end of year                                                   $   2,675   $     469   $      24
                                                                =========   =========   =========




See accompanying notes to financial statements.

                         NOTES TO FINANCIAL STATEMENTS
                       CAPSTEAD SECURITIES CORPORATION IV
                               DECEMBER 31, 1996



NOTE A -- BASIS OF PRESENTATION

Capstead Securities Corporation IV (the "Company"), was incorporated in Delaware on August 16, 1991 as a special-purpose finance corporation primarily to issue bonds collateralized by whole loans or mortgage-backed securities. The Company is a wholly-owned subsidiary of Capstead Mortgage Corporation ("CMC"), which commenced operations with the issuance of its first collateralized mortgage obligation ("CMO") on December 23, 1991. Certain amounts for 1995 have been reclassified to conform to the 1996 presentation.

NOTE B -- ACCOUNTING POLICIES

USE OF ESTIMATES
----------------

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The amortization of premiums and discounts on mortgage securities collateral and collateralized mortgage securities is based on expectations of future movements in interest rates and how resulting rates will impact prepayments on underlying mortgage loans. It is possible that prepayments could rise to levels that would adversely affect profitability if such levels are sustained for more than a brief period of time.

DEBT SECURITIES
---------------

Mortgage securities collateral held in the form of mortgage-backed securities are debt securities. Management determines the appropriate classification of debt securities at the time of purchase or securitization and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses, net of tax, reported as a separate component of stockholder's equity.

Amortized cost is adjusted for amortization of premiums and discounts over the estimated life of the security using the interest method. Such amortization is included in related interest income.

Mortgage securities collateral is subject to changes in value because of changes in interest rates and rates of prepayment, as well as failure of the mortgagor to perform under the mortgage agreement. The Company has limited its exposure to these risks by issuing collateralized mortgage securities, acquiring mortgage pool and special hazard insurance, and simultaneously selling collateral released from indentures upon redemption of the related bonds.

ALLOWANCE FOR POSSIBLE LOSSES
-----------------------------

The Company provides for possible losses on its investments in amounts which it believes are adequate relative to the risk inherent in such investments. The Company does not provide for losses resulting from covered defaults on investments with mortgage pool insurance and special hazard insurance (see Note
F).

COLLATERALIZED MORTGAGE SECURITIES
----------------------------------

Collateralized mortgage securities are carried at their unpaid principal balances, net of unamortized discount or premium. Any discount or premium is recognized as an adjustment to interest expense by the interest method over the life of the related securities.

INCOME TAXES
------------

The Company believes it has qualified as a real estate investment trust ("REIT") subsidiary of CMC under the Internal Revenue Code of 1986 (the "Code"), and for federal income tax purposes is combined with CMC. Under applicable sections of the Code, a REIT is required to meet certain asset, income and stock ownership requirements as well as distribute at least 95% of its taxable income, the distribution of which may extend into the subsequent taxable year. It is the Company's policy to distribute 100% of taxable income within the time limits prescribed by the Code. Accordingly, no provision has been made for federal income taxes.

CASH AND CASH EQUIVALENTS
-------------------------

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In June 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). SFAS 125 provides accounting and reporting standards for all types of securitization transactions involving the transfer of financial assets including collateralized borrowing arrangements. Under SFAS 125 most securitizations of financial assets would be recorded as sales. The Company will adopt this pronouncement on January 1, 1997. Since the Company generally acquires mortgage assets from affiliates at market prices as determined by securitization proceeds, this adoption is not expected to have a material impact on the results of operations or financial position of the Company.

NOTE C -- MORTGAGE SECURITIES COLLATERAL

Mortgage securities collateral consists of conventional single-family mortgage loans that are pledged to secure repayment of the collateralized mortgage securities. All principal and interest payments on the collateral are remitted directly to a collection account maintained by a trustee. The trustee is responsible for reinvesting those funds in short-term investments. All collections on the collateral and the reinvestment income earned thereon is available for payment of principal and interest on the collateralized mortgage securities. The components of mortgage securities collateral are summarized as follows (in thousands):

                                          DECEMBER 31
                                      --------------------
                                        1996       1995
                                      --------  ----------

Mortgage collateral                   $747,127  $1,070,260
Short-term investments                  10,180      18,748
Accrued interest receivable              5,338       7,818
                                      --------  ----------
 Total collateral                      762,645   1,096,826
Unamortized premium                      1,521       2,535
Unrealized gain on debt securities
 held available-for-sale                 2,646       3,259
                                      --------  ----------

  Net collateral                      $766,812  $1,102,620
                                      ========  ==========

The weighted average effective interest rate for mortgage securities collateral was 8.51% and 8.50% during 1996 and 1995, respectively.

In connection with the 1996 redemptions of Series 1991-VIII, 1992-III and 1992-IX pursuant to clean-up calls (see Note D), the Company sold to CMC mortgage loans released from the related indentures totaling $107.0 million for gains totaling $2.5 million.

NOTE D -- COLLATERALIZED MORTGAGE SECURITIES

Each series of collateralized mortgage securities consists of various classes, some of which may be deferred interest securities. Substantially all classes of bonds are at a fixed rate of interest. Interest is payable quarterly or monthly at specified rates for all classes other than the deferred interest securities. Generally, principal payments on each series are made to each class in the order of their stated maturities so that no payment of principal will be made on any class until all classes having an earlier stated maturity have been paid in full. Generally, payments of principal and interest on the deferred interest securities will commence only upon payment in full of all other classes. Prior to that time, interest accrues on the deferred interest securities and the amount accrued is added to the unpaid principal balance.

The components of collateralized mortgage securities are summarized as follows (dollars in thousands):

                                               DECEMBER 31
                                      ------------------------------
                                           1996            1995
                                      --------------  --------------

Collateralized mortgage securities         $749,893      $1,079,587
Accrued interest payable                      8,600          11,622
                                           --------      ----------
 Total obligation                           758,493       1,091,209
Unamortized discount                         (3,862)         (3,947)
                                           --------      ----------

  Net obligation                           $754,631      $1,087,262
                                           ========      ==========

Range of average interest rates       7.21% to 8.90%  7.36% to 8.90%
Range of stated maturities             2007 to 2023    2007 to 2023
Number of series                            13              16

The maturity of each series of securities is directly affected by the rate of principal prepayments on the related mortgage securities collateral. Each series of securities is also subject to redemption at the Company's option provided that certain requirements specified in the related indenture have been met (referred to as "clean-up calls"). As a result, the actual maturity of any series of securities is likely to occur earlier than its stated maturity. In 1996, the Company redeemed the remaining outstanding bonds of three series of collateralized mortgage securities (Series 1991-VIII, 1992-III and 1992-IX) totaling $110,802,000 pursuant to clean-up calls.

The weighted average effective interest rate for all collateralized mortgage securities was 8.09% and 8.03% during 1996 and 1995, respectively. Interest payments on collateralized mortgage securities of $77,592,000, $97,981,000, and $124,763,000 were made during 1996, 1995, and 1994, respectively.

NOTE E -- DISCLOSURES REGARDING FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies; however, considerable judgment is required in interpreting market data to develop these estimates. In addition, fair values fluctuate on a daily basis. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The carrying amount of cash and cash equivalents approximates fair value. The fair value of mortgage securities collateral was estimated using either quoted market prices, when available, including quotes made by CMC's lenders in connection with designating collateral for repurchase arrangements. The fair value of collateralized mortgage securities is dependent upon the characteristics of the mortgage securities collateral pledged to secure the issuance; therefore, fair value was based on the same method used for determining fair value for the underlying mortgage securities collateral, adjusted for credit enhancements.

The following table summarizes the fair value of financial instruments (in thousands):

                             DECEMBER 31, 1996     DECEMBER 31, 1995
                             ------------------  ----------------------
                             CARRYING    FAIR     CARRYING      FAIR
                              AMOUNT    VALUE      AMOUNT      VALUE
                             --------  --------  ----------  ----------

ASSETS
Cash and cash equivalents    $  2,675  $  2,675  $      469  $      469
Mortgage securities
  collateral                  766,812   780,933   1,102,620   1,121,391

LIABILITIES
Collateralized mortgage
  securities                  754,631   769,608   1,087,262   1,109,727

In response to transition rules for adopting Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") released in November 1995, $195,474,000 of mortgage securities collateral was transferred from held-to-maturity to available-for-sale. These securities had a fair value of $198.7 million consisting of gross unrealized gains of $3.6 million and gross unrealized losses of $335,000 on the December 31, 1995 transfer date. The following table summarizes fair value disclosures for mortgage securities collateral held available-for-sale and held-to-maturity (in thousands):


                                          GROSS       GROSS
                                        UNREALIZED  UNREALIZED    FAIR
                                COST      GAINS       LOSSES     VALUE
                              --------  ----------  ----------  --------

DECEMBER 31, 1996
-----------------
  Available-for-sale          $  81,539  $ 2,646     $     -    $ 84,185
  Held-to-maturity              682,627   14,327         206     696,748

DECEMBER 31, 1995
-----------------
  Available-for-sale            195,474    3,590         335     198,729
  Held-to-maturity              903,888   19,928       1,154     922,662

Upon the Company's redemption of remaining bonds outstanding pursuant to clean-up calls, released CMO collateral may be sold. Such sales are deemed maturities under the provisions of SFAS 115. There were no such sales prior to 1996. The following table summarizes disclosures related to the disposition of released CMO collateral held available-for-sale and held-to-maturity during 1996 (in thousands):

                      COST BASIS   GAINS
                      ----------  -------

Available-for-sale      $61,449    $1,001
Held-to-maturity         45,077     1,459

NOTE F -- ALLOWANCE FOR POSSIBLE LOSSES

The Company has limited exposure to losses on mortgage loans. Losses due to typical mortgagor default or fraud or misrepresentation during origination of the mortgage loan are substantially reduced by the acquisition of mortgage pool insurance from AAA-rated mortgage pool insurers. The amount of coverage under any such mortgage pool insurance policy is the amount (typically 10% to 12% of the aggregate amount in such pool of mortgage loans), determined by one or more Rating Agencies, necessary to allow the securities such pools are pledged to secure to be rated AAA, when combined with homeowner equity or other insurance coverage. Certain other risks, however, are not covered by mortgage pool insurance. These risks include special hazards which are not covered by standard hazard insurance policies. Special hazards are typically catastrophic events that are unable to be predicted (e.g., earthquakes). The Company has limited its exposure to special hazard losses by acquiring special hazard insurance coverage from an insurer rated AAA. Because of its limited exposure to mortgage loan losses, the Company has determined that an allowance for losses is not warranted at December 31, 1996.

Since approximately 81% of the Company's mortgage loans are secured by properties located in California, the Company has a concentration of risk related to the California market. However, the Company's exposure arising from this concentration is reduced by the acquisition of mortgage pool insurance and special hazard insurance.

NOTE G -- MANAGEMENT AGREEMENT

The Company operates under a $10,000 per year management agreement with CMC (the "Manager"). The agreement provides that the Manager will advise the Company with respect to all facets of its business and administer the day-to-day operations of the Company under the supervision of the Board of Directors. The Manager pays, among other things, salaries and benefits of its personnel, accounting fees and expenses, and other office expenses incurred in supervising and monitoring the Company's investments.

NOTE H -- TRANSACTIONS WITH RELATED PARTY

The Company signed a $1 million revolving subordinated promissory note with CMC under which interest accrued on amounts payable based on the annual federal short-term rate as published by the Internal Revenue Service. This note matures January 1, 1998. Repayments may be made as funds are available.

On a monthly basis, the Company's excess cash is advanced to CMC for which the Company earns interest based on the annual federal short-term rate. At the end of each quarter, these advances are accounted for as distributions to CMC and treated as returns of capital.

NOTE I -- NET INTEREST INCOME ANALYSIS (UNAUDITED)

The following table summarizes the amount of interest income and interest expense and the average effective interest rate for mortgage securities collateral and collateralized mortgage securities (dollars in thousands):

                                1996                1995                1994
                         ------------------  ------------------  -------------------
                                   AVERAGE              AVERAGE             AVERAGE
                          AMOUNT     RATE     AMOUNT     RATE     AMOUNT     RATE
                         --------  --------  --------  --------  --------  ---------
Interest income on
  mortgage securities
  collateral             $80,079     8.51%   $103,457    8.50%   $124,115     8.02%
Interest expense on
  collateralized
  mortgage securities     74,842     8.09      96,202    8.03     117,892     7.73
                         -------             --------            --------

Net interest income      $ 5,237             $  7,255            $  6,223
                         =======             ========            ========

The following table summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume (in thousands):

                                                1996/1995
                                      ----------------------------
                                       RATE     VOLUME      TOTAL
                                      ------   --------    -------

Interest income on mortgage
 securities collateral                $  122   $(23,500)  $(23,378)
Interest expense on collateralized
 mortgage securities                     726    (22,086)   (21,360)
                                      ------   --------   --------

                                      $ (604)  $ (1,414)  $ (2,018)
                                      ======   ========   ========
                                                1995/1994
                                      ----------------------------
                                       RATE     VOLUME      TOTAL
                                      ------   --------    -------

Interest income on mortgage
 securities collateral                $7,125   $(27,783)  $(20,658)
Interest expense on collateralized
 mortgage securities                   4,382    (26,072)   (21,690)
                                      ------   --------   --------

                                      $2,743   $ (1,711)  $  1,032
                                      ======   ========   ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)     Documents filed as part of this report:

          1.   The following financial statements of the Company
               are included in ITEM 8:
                                                                            PAGE
                                                                            ----

               Balance Sheet - December 31, 1996 and 1995                     6
               Statement of Operations - Three Years Ended
                  December 31, 1996                                           7
               Statement of Stockholder's Equity - Three Years
                  Ended December 31, 1996                                     8
               Statement of Cash Flows - Three Years Ended
                  December 31, 1996                                           9
               Notes to Financial Statements - December 31, 1996             10

          2.   Financial statement schedules:  None.

               All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

          3.   Exhibits:

          EXHIBIT
          NUMBER
          -------

           3.1    Certificate of Incorporation(1)
           3.2    Bylaws(1)
           4.1 Form of Indenture between the Registrant and Texas Commerce Bank, National Association, as Trustee(1)
           4.2    Form of First Supplement to the Indenture(3)
           4.3    Form of Second Supplement to the Indenture(4)
           4.4    Form of Third Supplement to the Indenture(5)
           4.5    Form of Fourth Supplement to the Indenture(6)
           4.6    Form of Fifth Supplement to the Indenture(7)
           4.7    Form of Sixth Supplement to the Indenture(7)
           4.8    Form of Seventh Supplement to the Indenture(8)
           4.9    Form of Eighth Supplement to the Indenture(9)
           4.10   Form of Ninth Supplement to the Indenture(9)
           4.11   Form of Tenth Supplement to the Indenture(10)
           4.12   Form of Eleventh Supplement to the Indenture(11)
           4.13   Form of Twelfth Supplement to the Indenture(10)
           4.14   Form of Thirteenth Supplement to the Indenture(12)
           4.15   Form of Fourteenth Supplement to the Indenture(13)
           4.16   Form of Fifteenth Supplement to the Indenture(13)
           4.17   Form of Sixteenth Supplement to the Indenture(14)
           4.18   Form of Seventeenth Supplement to the Indenture(14)
           4.19   Form of Eighteenth Supplement to the Indenture(15)
          10.1    Form of Pooling and Administrative Agreement(1)
          10.2    Form of Servicing Agreement(1)
          10.4 Management Agreement between the Company and Capstead Advisers, Inc. dated January 1, 1994(2)

                                    PART IV
                              ITEM 14. - CONTINUED


          EXHIBIT
          NUMBER
          -------

          10.5    Amended Management Agreement between the Company
                  and Capstead Advisers, Inc. October 1, 1994(16)
          23      Consent of Ernst & Young LLP, Independent Auditors*
          27      Financial Data Schedule*

     (b)  Reports on Form 8-K:  None.

     (c) Exhibits - The response to this section of ITEM 14 is submitted as a separate section of this report.



--------------------
(1) Incorporated herein by reference to the Company's Registration Statement on Form S-3 (No. 33-42337) filed August 21, 1991.
(2) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.
(3) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on December 24, 1991.
(4) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on December 23, 1991.
(5) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on January 28, 1993.
(6) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on February 28, 1993.
(7) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on March 30, 1993.
(8) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on April 30, 1993.
(9) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on May 29, 1993.
(10) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on June 30, 1993.
(11) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on June 29, 1993.
(12) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on July 30, 1993.
(13) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on August 28, 1993.
(14) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on September 30, 1993.
(15) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on January 29, 1994.
(16) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
 *   Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             CAPSTEAD SECURITIES CORPORATION IV
                                                        REGISTRANT



Date:  March 7, 1997                         By:     /s/ ANDREW F. JACOBS
                                                ------------------------------
                                                       Andrew F. Jacobs
                                                Senior Vice President-Control,
                                                   Treasurer and Secretary



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the dates indicated.



/s/ RONN K. LYTLE               Chairman, Chief                 March 7, 1997
------------------------------   Executive Officer
   (Ronn K. Lytle)               and Director



 /s/ ANDREW F. JACOBS           Senior Vice President-          March 7, 1997
------------------------------   Control, Treasurer
   (Andrew F. Jacobs)            and Secretary



/s/ MAURICE MCGRATH             Director                        March 7, 1997
------------------------------
   (Maurice McGrath)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material has been sent to security holders.