Form 10-Q
period 1997-03-31
CAPSTEAD SECURITIES CORPORATION IV
filed 1997-05-13
CIK 878517

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----  EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 1997

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----   SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO
                               ---------------    ------------------

COMMISSION FILE NUMBER:  33-42337

                       CAPSTEAD SECURITIES CORPORATION IV
             (Exact name of Registrant as specified in its Charter)

                  DELAWARE                      75-2390594
         (State or other jurisdiction of      (I.R.S. Employer
         incorporation or organization)       Identification No.)

         2711 NORTH HASKELL, DALLAS, TEXAS          75204
      (Address of principal executive offices)    (Zip Code)

       Registrant's telephone number, including area code (214) 874-2323

The Registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) for Form 10-Q and is therefore filing this Form under the reduced disclosure format.

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO
                                               -----    -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock ($1.00 par value)                           1,000 as of May 8, 1997

================================================================================

                       CAPSTEAD SECURITIES CORPORATION IV
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997


                                     INDEX



                                                                  PAGE
                                                                  ----
                        PART I.-- FINANCIAL INFORMATION

ITEM 1. Financial Statements

 Balance Sheet -- March 31, 1997 and December 31, 1996.............  1

 Statement of Operations -- Quarter Ended March 31, 1997 and 1996..  2

 Statement of Cash Flows -- Quarter Ended March 31, 1997 and 1996..  3

 Notes to Financial Statements.....................................  4

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations..............  6


                         PART II. -- OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K...........................  7

SIGNATURES.........................................................  8

                        PART I. -- FINANCIAL INFORMATION
                       CAPSTEAD SECURITIES CORPORATION IV
                                 BALANCE SHEET
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


ITEM 1. FINANCIAL STATEMENTS

                                         MARCH 31, 1997     DECEMBER 31, 1996
                                         --------------     -----------------
                                           (UNAUDITED)

ASSETS
 Mortgage securities collateral              $732,387            $766,812
 Cash and cash equivalents                         44               2,675
 Other assets                                   2,214               2,493
                                             --------            --------

                                             $734,645            $771,980
                                             ========            ========

LIABILITIES
 Collateralized mortgage securities          $721,063            $754,631
 Accrued expenses                                  32                  30
                                             --------            --------

                                              721,095             754,661
                                             --------            --------

STOCKHOLDER'S EQUITY
 Common stock - $1 par value,
  1,000 shares authorized,
  issued and outstanding                            1                   1
 Paid-in capital                               14,078              17,713
 Unrealized gain on debt securities             2,153               2,646
 Accumulated deficit                           (2,682)             (3,041)
                                             --------            --------

                                               13,550              17,319
                                             --------            --------

                                             $734,645            $771,980
                                             ========            ========

See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                       QUARTER ENDED MARCH 31
                                      ------------------------
                                          1997        1996
                                      -----------   ----------

INTEREST INCOME:
 Mortgage securities collateral          $15,748     $22,391
 Receivable from Parent                       38          10
                                         -------     -------

  Total interest income                   15,786      22,401
                                         -------     -------

Interest expense on collateralized
 mortgage securities                      14,872      21,012
                                         -------     -------

   Net interest income                       914       1,389
                                         -------     -------

OTHER EXPENSES:
 Management fees                               3           3
 Professional fees and other                  37          34
 Pool insurance                              515         790
                                         -------     -------

  Total other expenses                       555         827
                                         -------     -------

Net income                               $   359     $   562
                                         =======     =======


See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                         QUARTER ENDED MARCH 31
                                                         ----------------------
                                                            1997        1996
                                                         ----------  ----------
OPERATING ACTIVITIES:
 Net income                                                $    359   $    562
 Noncash item - amortization of
  discount and premium                                          143        272
 Net change in other assets and
  accrued expenses                                              281        167
                                                           --------   --------
     Net cash provided by operating
      activities                                                783      1,001
                                                           --------   --------

INVESTING ACTIVITIES:
 Mortgage securities collateral:
  Principal collections on collateral                        35,169     66,236
  Decrease in accrued interest receivable                       259        513
  Increase in short-term investments                         (1,555)    (1,666)
                                                           --------   --------
     Net cash provided by
      investing activities                                   33,873     65,083
                                                           --------   --------

FINANCING ACTIVITIES:
 Collateralized mortgage securities:
  Principal payments on securities                          (33,285)   (64,062)
  Decrease in accrued interest payable                         (367)      (692)
 Capital distributions                                       (3,635)    (1,357)
                                                           --------   --------
     Net cash used by
      financing activities                                  (37,287)   (66,111)
                                                           --------   --------

Net change in cash and cash equivalents                      (2,631)       (27)

Cash and cash equivalents at beginning
 of period                                                    2,675        469
                                                           --------   --------
Cash and cash equivalents at end of
 period                                                    $     44   $    442
                                                           ========   ========


See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 1997 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1997. For further information refer to the financial statements and footnotes thereto included in the Capstead Securities Corporation IV annual report on Form 10-K for the year ended December 31, 1996.

NOTE B -- DISCLOSURES REGARDING FAIR VALUES OF MORTGAGE SECURITIES COLLATERAL

The estimated fair values of mortgage securities collateral have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop these estimates. In addition, fair values fluctuate on a daily basis. Accordingly, estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

Fair values are estimated using quoted market prices, when available, including quotes made by Capstead Mortgage Corporation's lenders in connection with designating collateral for repurchase arrangements.

The following tables summarize fair value disclosures for mortgage securities collateral held available-for-sale and held-to-maturity for the periods indicated (in thousands):

                                  AS OF  MARCH 31, 1997
                      ------------------------------------------
                                  GROSS       GROSS
                                UNREALIZED  UNREALIZED    FAIR
                        COST      GAINS       LOSSES     VALUE
                      --------  ----------  ----------  --------
Available-for-sale    $ 76,805     $ 2,153     $  -     $ 78,958
Held-to-maturity       653,429      12,315      196      665,548
                      --------     -------     ----     --------
                      $730,234     $14,468     $196     $744,506
                      ========     =======     ====     ========
                                 AS OF DECEMBER 31, 1996
                      ------------------------------------------
                                  GROSS       GROSS
                                UNREALIZED  UNREALIZED    FAIR
                        COST      GAINS       LOSSES     VALUE
                      --------  ----------  ----------  --------
Available-for-sale    $ 81,539     $ 2,646     $  -     $ 84,185
Held-to-maturity       682,627      14,327      206      696,748
                      --------     -------     ----     --------
                      $764,166     $16,973     $206     $780,933
                      ========     =======     ====     ========

The maturity of mortgage securities collateral is directly affected by the rate of principal prepayments by mortgagors. In addition, upon redemption of remaining bonds outstanding pursuant to clean-up calls, released collateral may be sold. Such sales are deemed maturities under the provisions of Statement of Financial Accounting Standards No. 115. No such redemptions occurred during the three months ended March 31, 1997 or 1996.

NOTE C -- NET INTEREST INCOME ANALYSIS

The following table summarizes the amount of interest income and interest expense and the average effective interest rates for mortgage securities collateral and collateralized mortgage securities for the respective periods (dollars in thousands):

                                      QUARTER ENDED MARCH 31
                               ------------------------------------
                                     1997               1996
                               -----------------  -----------------
                                        AVERAGE            AVERAGE
                               AMOUNT     RATE    AMOUNT     RATE
                               -------  --------  -------  --------
Interest income on mortgage
 securities collateral         $15,748     8.52%  $22,391     8.50%
Interest expense on
 collateralized mortgage
 securities                     14,872     8.19    21,012     8.10
                               -------            -------
Net interest                   $   876            $ 1,379
                               =======            =======


The following table summarizes the amount of change in interest income on mortgage securities collateral and interest expense on collateralized mortgage securities due to changes in effective interest rates versus changes in volume for the quarter ended March 31, 1997 compared to the same period in 1996 (in thousands):

                                      RATE*      VOLUME*       TOTAL
                                      ------     --------     --------

Interest income on mortgage
 securities collateral                $  58      $(6,701)     $(6,643)
Interest expense on
 collateralized mortgage
 securities                             228       (6,368)      (6,140)
                                      -----      -------      -------

                                      $(170)     $  (333)     $  (503)
                                      =====      =======      =======

* THE CHANGE IN INTEREST DUE TO BOTH VOLUME AND RATE HAS BEEN ALLOCATED TO VOLUME AND RATE CHANGES IN PROPORTION TO THE RELATIONSHIP OF THE ABSOLUTE DOLLAR AMOUNTS OF THE CHANGE IN EACH.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

Capstead Securities Corporation IV (the "Company") was incorporated on August 16, 1991, as a special-purpose finance subsidiary of Capstead Mortgage Corporation ("CMC") and commenced operations on December 23, 1991 with the issuance of its first collateralized mortgage obligation ("CMO"), Series 1991-
VIII. As of March 31, 1997, the Company has issued 18 CMOs with an aggregate initial principal balance of $4,226,812,000, including two CMOs with an aggregate initial principal balance of $551,537,000, which were recorded as sales when issued in 1992.

RESULTS OF OPERATIONS
---------------------

Residual investments in CMOs (represented by the difference between the carrying value of mortgage securities collateral and collateralized mortgage securities on the balance sheet; also referred to as "CMO Investments") earned $324,000 for the quarter ended March 31, 1997, compared to $555,000 for the same period in 1996. Operating results produced by CMO Investments is represented by the difference between interest income on mortgage securities collateral and interest expense and professional fees on collateralized mortgage securities and mortgage pool insurance expense on mortgage securities collateral.

Operating results from CMO Investments declined due primarily to a 30% decrease in the average holdings of mortgage securities collateral during the first quarter of 1997 compared to the same period in 1996. This was a result of run-off (prepayments and scheduled payments) and the redemption of CMO Series 1991-VIII, 1992-III and 1992-IX during the fourth quarter of 1996. Average holdings of mortgage securities collateral were $740 million for the quarter ended March 31, 1997, compared to $1.1 billion for the corresponding prior year period. As a result of lower outstanding balances, income earned from the net interest spread was lower in the current year. The run-off rate was 19% during the quarter ended March 31, 1997, compared to 25% during the same period in 1996.

The following table presents the weighted average yields for the periods shown:

                                         QUARTER ENDED MARCH 31
                                        ------------------------
                                           1997         1996
                                        -----------  -----------

  Mortgage securities collateral           8.52%        8.50%
  Collateralized mortgage securities       8.19         8.10
                                           ----         ----

  Net interest spread                      0.33%        0.40%
                                           ====         ====

Although net interest spreads can fluctuate depending on the timing of the payoff of collateral and bonds with differing amounts of purchase premium and bond discounts, the tendency is for CMO net interest spreads to decline as lower-yielding, shorter-term CMO bonds are paid off prior to longer-term bonds with relatively higher interest rates.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary sources of funds are the receipt of excess cash flows on CMO Investments (primarily the excess of principal and interest earned on the mortgage securities collateral including reinvestment proceeds over the principal and interest payable on the CMOs), proceeds from additional CMO issuances and occasionally proceeds from the sale of collateral released from the related CMOs. In late 1996 the Company redeemed the remaining outstanding bonds of three series of collateralized mortgage securities (Series 1991-VIII, 1992-III and 1992-IX) totaling $110,802,000 pursuant to clean-up calls. There have been no redemptions in 1997. The fourth quarter 1996 sale of this released CMO collateral to CMC and excess cash flows from CMO Investments have allowed the return of $3,635,000 of capital during the three months ended March 31, 1997. The Company continues to qualify as a real estate investment trust subsidiary.


                          PART II.-- OTHER INFORMATION


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


                                  CAPSTEAD SECURITIES CORPORATION IV



Date:  May 8, 1997         By: /s/ RONN K. LYTLE
                               -----------------------------------------
                               Ronn K. Lytle
                               Chairman and Chief Executive Officer



Date:  May 8, 1997         By: /s/ ANDREW F. JACOBS
                               -----------------------------------------
                               Andrew F. Jacobs
                               Senior Vice President - Control
                                and Treasurer