Form 10-Q
period 1997-06-30
CAPSTEAD SECURITIES CORPORATION IV
filed 1997-08-13
CIK 878517

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----  EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 1997

                                      OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934


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

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO
                                                ---    ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


Common Stock ($1.00 par value)                      1,000 as of August 1, 1997

===============================================================================

                      CAPSTEAD SECURITIES CORPORATION IV
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997



                                     INDEX


                                                                    PAGE
                                                                    ----

                       PART I. -- FINANCIAL INFORMATION


ITEM 1. Financial Statements

 Balance Sheet -- June 30, 1997 and December 31, 1996.............    1

 Statement of Operations -- Quarter and Six Months Ended
  June 30, 1997 and 1996..........................................    2

 Statement of Cash Flows -- Six Months Ended
  June 30, 1997 and 1996..........................................    3

 Notes to Financial Statements....................................    4

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.............    6


                         PART II. -- OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K..........................    7


SIGNATURES........................................................    8

                       PART I. -- FINANCIAL INFORMATION
                      CAPSTEAD SECURITIES CORPORATION IV
                                 BALANCE SHEET
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)




ITEM 1. FINANCIAL STATEMENTS


                                       JUNE 30, 1997     DECEMBER 31, 1996
                                       -------------     -----------------
                                        (UNAUDITED)
ASSETS
 Mortgage securities collateral             $583,297            $766,812
 Cash and cash equivalents                         4               2,675
 Other assets                                  1,699               2,493
                                            --------            --------

                                            $585,000            $771,980
                                            ========            ========

LIABILITIES
 Collateralized mortgage securities         $574,628            $754,631
 Accrued expenses                                 35                  30
                                            --------            --------

                                             574,663             754,661
                                            --------            --------
STOCKHOLDER'S EQUITY
 Common stock - $1 par value,
  1,000 shares authorized,
  issued and outstanding                           1                   1
 Paid-in capital                              10,336              17,713
 Unrealized gain on debt securities                -               2,646
 Accumulated deficit                               -              (3,041)
                                            --------            --------
                                              10,337              17,319
                                            --------            --------
                                            $585,000            $771,980
                                            ========            ========


See accompanying notes to financial statements.

                      CAPSTEAD SECURITIES CORPORATION IV
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                                (IN THOUSANDS)





                                        QUARTER ENDED    SIX MONTHS ENDED
                                           JUNE 30           JUNE 30
                                       ----------------  ----------------
                                        1997     1996     1997     1996
                                       -------  -------  -------  -------

Interest income:
 Mortgage securities collateral        $13,671  $20,680  $29,419  $43,071
 Receivable from Parent                      5       11       43       21
                                       -------  -------  -------  -------
  Total interest income                 13,676   20,691   29,462   43,092
                                       -------  -------  -------  -------

Interest expenses on collateralized
 mortgage securities                    12,676   19,452   27,548   40,464
                                       -------  -------  -------  -------
   Net interest income                   1,000    1,239    1,914    2,628
                                       -------  -------  -------  -------

Gains on sale of released
 mortgage securities collateral          2,794        -    2,794        -
                                       -------  -------  -------  -------

Other expenses:
 Management fees                             2        2        5        5
 Professional fees and other                29       36       66       70
 Pool insurance                            415      766      930    1,556
                                       -------  -------  -------  -------
  Total other expenses                     446      804    1,001    1,631
                                       -------  -------  -------  -------

Net income                             $ 3,348  $   435  $ 3,707  $   997
                                       =======  =======  =======  =======




See accompanying notes to financial statements.

                      CAPSTEAD SECURITIES CORPORATION IV
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)




                                                     SIX MONTHS ENDED JUNE 30
                                                    --------------------------
                                                        1997          1996
                                                    ------------  ------------

OPERATING ACTIVITIES:
 Net income                                           $   3,707     $     997
 Noncash item - amortization of
  discount and premium                                      367           544
 Net change in other assets and
  accrued expenses                                          799           452
 Gains on sale of released mortgage
  securities collateral                                  (2,794)            -
                                                      ---------     ---------
   Net cash provided by operating
     activities                                           2,079         1,993
                                                      ---------     ---------

INVESTING ACTIVITIES:
 Mortgage securities collateral:
  Principal collections on collateral                    66,027       135,586
  Decrease in accrued interest receivable                 1,237         1,047
  Decrease (increase) in short-term investments          (1,591)        1,865
 Sale of released mortgage securities collateral        117,261             -
                                                      ---------     ---------
   Net cash provided by investing
     activities                                         182,934       138,498
                                                      ---------     ---------

FINANCING ACTIVITIES:
 Collateralized mortgage securities:
  Principal payments on securities                     (178,163)     (136,392)
  Decrease in accrued interest payable                   (1,478)       (1,493)
 Capital distributions and dividends                     (8,043)       (2,749)
                                                      ---------     ---------
   Net cash used by financing
     activities                                        (187,684)     (140,634)
                                                      ---------     ---------

Net change in cash and cash equivalents                  (2,671)         (143)

Cash and cash equivalents at beginning
 of period                                                2,675           469
                                                      ---------     ---------
Cash and cash equivalents at end of
 period                                               $       4     $     326
                                                      =========     =========

See accompanying notes to financial statements.

                      CAPSTEAD SECURITIES CORPORATION IV
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1997. For further information refer to the financial statements and footnotes thereto included in the Capstead Securities Corporation IV annual report on Form 10-K for the year ended December 31, 1996.


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

The following tables summarize fair value disclosures for mortgage securities collateral held available-for-sale and held-to-maturity for the periods indicated (in thousands):

                                       GROSS       GROSS
                                     UNREALIZED  UNREALIZED    FAIR
                             COST      GAINS       LOSSES     VALUE
                           --------  ----------  ----------  --------
JUNE 30, 1997:
 Held-to-maturity          $583,297     $14,849        $185  $597,961
                           ========     =======        ====  ========

DECEMBER 31, 1996:
 Available-for-sale
  (CMO Series 1992-XIV)    $ 81,539     $ 2,646        $  -  $ 84,185
 Held-to-maturity           682,627      14,327         206   696,748
                           --------     -------        ----  --------
                           $764,166     $16,973        $206  $780,933
                           ========     =======        ====  ========

The maturity of mortgage securities collateral is directly affected by the rate of principal prepayments by mortgagors. In addition, upon redemption of remaining bonds outstanding pursuant to clean-up calls, released collateral may be sold. Such sales are deemed maturities under the provisions of Statement of Financial Accounting Standards No. 115 (see Note C).

NOTE C -- GAIN ON SALE OF RELEASED MORTGAGE SECURITIES COLLATERAL

During the second quarter of 1997, the Company funded the redemption of Series 1992-VIII and 1992-XIV outstanding bonds through the sale of the related collateral to CMC. The following table summarizes released collateral sold and related gains (in thousands):


          CMO SERIES          COLLATERAL        GAINS
          ------------        ----------        ------

          1992-VIII             $ 38,763        $1,328
          1992-XIV                76,332         1,466
                                --------        ------
                                $115,095        $2,794
                                ========        ======


NOTE D -- NET INTEREST INCOME ANALYSIS

The following table summarizes interest income and interest expense and the average effective interest rates for the periods indicated (dollars in thousands):

                                                 QUARTER ENDED JUNE 30
                                       -----------------------------------
                                             1997             1996
                                       ----------------  -----------------
                                               AVERAGE            AVERAGE
                                       AMOUNT   RATE     AMOUNT     RATE
                                       ----------------  --------  -------
Interest income on mortgage
 securities collateral                 $13,671   8.49%    $20,680  8.43%
Interest expense on
 collateralized mortgage securities     12,676   8.03      19,452  8.06
                                       -------            -------

Net interest income                    $   995            $ 1,228
                                       =======            =======

                                           SIX MONTHS ENDED JUNE 30
                                       -----------------------------------
                                             1997             1996
                                       ----------------  -----------------
                                               AVERAGE             AVERAGE
                                       AMOUNT   RATE     AMOUNT      RATE
                                       ------- --------  --------  -------
Interest income on mortgage
 securities collateral                 $29,419     8.53%  $43,071  8.46%
Interest expense on
 collateralized mortgage securities     27,548     8.14    40,464  8.08
                                       -------            -------
Net interest income                    $ 1,871            $ 2,607
                                       =======            =======

The following table summarizes changes in interest income and interest expense due to changes in effective interest rates, versus changes in volume for the quarter and six months ended June 30, 1997, compared to the same periods in 1996 (in thousands):

                                        QUARTER ENDED JUNE 30, 1997
                                       ------------------------------
                                        RATE*    VOLUME*      TOTAL
                                       -------  ----------  ---------
Interest income on mortgage
 securities collateral                   $156    $ (7,165)  $ (7,009)
Interest expense on
 collateralized mortgage securities       (63)     (6,713)    (6,776)
                                         ----    --------   --------
                                         $219    $   (452)  $   (233)
                                         ====    ========   ========

                                       SIX MONTHS ENDED JUNE 30, 1997
                                       ------------------------------
                                        RATE*     VOLUME*     TOTAL
                                       -------  ----------  ---------
Interest income on mortgage
 securities collateral                   $338    $(13,990)  $(13,652)
Interest expense on
 collateralized mortgage securities       303     (13,219)   (12,916)
                                         ----    --------   --------
                                         $ 35    $   (771)  $   (736)
                                         ====    ========   ========

* THE CHANGE IN INTEREST DUE TO BOTH VOLUME AND RATE HAS BEEN ALLOCATED TO VOLUME AND RATE CHANGES IN PROPORTION TO THE RELATIONSHIP OF THE ABSOLUTE DOLLAR AMOUNTS OF THE CHANGE IN EACH.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
-------------------

Capstead Securities Corporation IV (the "Company") was incorporated on August 16, 1991, as a special-purpose finance subsidiary of Capstead Mortgage Corporation ("CMC") and commenced operations on December 23, 1991 with the issuance of its first collateralized mortgage obligation ("CMO"), Series 1991-
VIII. As of June 30, 1997, the Company had issued 18 CMOs with an aggregate initial principal balance of $4,226,812,000, including two CMOs with an aggregate initial principal balance of $551,537,000, which were recorded as sales when issued in 1992.


RESULTS OF OPERATIONS
---------------------

Residual investments in collateralized mortgage obligations (represented by the difference between the carrying value of mortgage securities collateral and collateralized mortgage securities on the balance sheet; also referred to as "CMO Investments") earned $551,000 and $875,000 for the quarter and six months ended June 30, 1997, respectively, compared to $426,000 and $981,000 for the same periods in 1996. Operating results produced by CMO Investments is represented by the difference between interest income on mortgage securities collateral and interest expense and professional fees on collateralized mortgage securities and mortgage pool insurance expense on mortgage securities collateral.

Year-to-date operating results from CMO Investments declined due primarily to a 31% decrease in the average holdings of mortgage securities collateral during the year compared to the same period in 1996. This was a result of run-off (prepayments and scheduled payments) and the redemptions of CMO Series 1991-VIII, 1992-III and 1992-IX during the fourth quarter of 1996, and CMO Series 1992-VIII and 1992-XIV during the second quarter of 1997. Average holdings of mortgage securities collateral were $690 million for the six months ended June 30, 1997, compared to $1.0 billion for the same period in 1996. As a result of lower outstanding balances, income earned from the net interest spread was lower in the current year.

Operating results from CMO Investments increased for the quarter ended June 30, 1997 compared to the same period in 1996 despite having lower outstanding balances. This is primarily due to a 9 basis point increase in the net interest spread to 46 basis points during the second quarter of 1997 compared to 37 basis points for the same quarter in 1996.

The following table presents the weighted average yields for the periods shown:

                                       QUARTER ENDED    SIX MONTHS ENDED
                                          JUNE 30           JUNE 30
                                      ---------------  ------------------
                                       1997     1996     1997      1996
                                      -------  ------  --------  --------

Mortgage securities collateral          8.49%   8.43%     8.53%     8.46%
Collateralized mortgage securities      8.03    8.06      8.14      8.08
                                        ----    ----      ----      ----

Net interest spread                     0.46%   0.37%     0.39%     0.38%
                                        ====    ====      ====      ====

Although net interest spreads can fluctuate depending on the timing of the payoff of collateral and bonds with differing amounts of purchase premium and bond discounts, the tendency is for CMO net interest spreads to decline as lower-yielding, shorter-term CMO bonds are paid off prior to longer-term bonds with relatively higher interest rates. However, the redemptions of CMO Series 1992-IX in the fourth quarter of 1996 and 1992-XIV in the current quarter, which were backed by relatively low-yielding adjustable-rate mortgage loans, contributed to the improvement in spreads compared to the same periods in 1996.

During the current quarter the Company redeemed the remaining outstanding bonds of Series 1992-VIII and 1992-XIV totaling $115,428,000 and sold the related released collateral of $115,095,000 for gains totaling $2,794,000.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary sources of funds are the receipt of excess cash flows on CMO Investments (primarily the excess of principal and interest earned on the mortgage securities collateral including reinvestment proceeds over the principal and interest payable on the CMOs), proceeds from additional CMO issuances and occasionally proceeds from the sale of collateral released from the related CMOs. Excess cash flows from CMO Investments and the sale of released collateral have allowed the payment of a dividend of $666,000 and the return of $7,377,000 of capital during the six months ended June 30, 1997. The Company continues to qualify as a real estate investment trust subsidiary.


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



                                           CAPSTEAD SECURITIES CORPORATION IV



Date:  August 1, 1997                  By: /s/ RONN K. LYTLE
                                           -----------------------------------
                                           Ronn K. Lytle
                                           Chairman and Chief Executive Officer



Date:  August 1, 1997                  By: /s/ ANDREW F. JACOBS
                                           -----------------------------------
                                           Andrew F. Jacobs
                                           Senior Vice President - Control
                                             and Treasurer