Form 10-Q
period 1997-09-30
CAPSTEAD SECURITIES CORPORATION IV
filed 1997-11-14
CIK 878517

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 -----
        EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 1997

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

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

  Common Stock ($1.00 par value)                   1,000 as of November 13, 1997

================================================================================

                      CAPSTEAD SECURITIES CORPORATION IV
                                   FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                                     INDEX


                                                                                                Page
                                                                                                ----
                        PART I. -- FINANCIAL INFORMATION

ITEM 1.   Financial Statements

 Balance Sheet -- September 30, 1997 (Unaudited)
  and December 31, 1996.......................................................................   1

 Statement of Operations -- Quarter and Nine Months Ended
  September 30, 1997 and 1996 (Unaudited).....................................................   2

 Statement of Cash Flows -- Nine Months Ended
  September 30, 1997 and 1996 (Unaudited).....................................................   3

 Notes to Financial Statements (Unaudited)....................................................   4

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......................................   7

                          PART II. -- OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K....................................................   8

SIGNATURES....................................................................................   9

                        PART I.  FINANCIAL INFORMATION
                      CAPSTEAD SECURITIES CORPORATION IV
                                 BALANCE SHEET
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


ITEM 1.  FINANCIAL STATEMENTS

                                       September 30, 1997   DECEMBER 31, 1996
                                       -------------------  ------------------
                                           (Unaudited)
ASSETS
 Mortgage securities collateral                  $551,085            $766,812
 Cash and cash equivalents                             69               2,675
 Other assets                                       1,631               2,493
                                                 --------            --------

                                                 $552,785            $771,980
                                                 ========            ========

LIABILITIES
 Collateralized mortgage securities              $542,768            $754,631
 Accrued expenses                                      37                  30
                                                 --------            --------

                                                  542,805             754,661
                                                 --------            --------

STOCKHOLDER'S EQUITY
 Common stock -- $1 par value,
  1,000 shares authorized,
  issued and outstanding                                1                   1
 Paid-in capital                                    9,979              17,713
 Unrealized gain on debt securities                     -               2,646
 Accumulated deficit                                    -              (3,041)
                                                 --------            --------

                                                    9,980              17,319
                                                 --------            --------

                                                 $552,785            $771,980
                                                 ========            ========


See accompanying notes to financial statements.

                      CAPSTEAD SECURITIES CORPORATION IV
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                    QUARTER ENDED    NINE MONTHS ENDED
                                     September 30      SEPTEMBER 30
                                   ----------------  -----------------
                                    1997     1996      1997     1996
                                   -------  -------  --------  -------
Interest income:
 Mortgage securities collateral    $11,990  $19,476   $41,409  $62,547
 Receivable from Parent                 17        9        60       30
                                   -------  -------   -------  -------

  Total interest income             12,007   19,485    41,469   62,577
                                   -------  -------   -------  -------

Interest expenses on
 collateralized mortgage
 securities                         11,485   18,211    39,033   58,675
                                   -------  -------   -------  -------

   Net interest income                 522    1,274     2,436    3,902
                                   -------  -------   -------  -------

Gain on sale of released
 mortgage securities collateral          -        -     2,794        -
                                   -------  -------   -------  -------

Other expenses:
 Management fees                         3        3         8        8
 Professional fees and other            19       32        85      102
 Pool insurance                        353      701     1,283    2,257
                                   -------  -------   -------  -------

  Total other expenses                 375      736     1,376    2,367
                                   -------  -------   -------  -------

Net income                         $   147  $   538   $ 3,854  $ 1,535
                                   =======  =======   =======  =======

See accompanying notes to financial statements.

                      CAPSTEAD SECURITIES CORPORATION IV
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                              Nine Months Ended September 30
                                             --------------------------------
                                                  1997             1996
                                             ---------------  ---------------
OPERATING ACTIVITIES:
 Net income                                       $   3,854        $   1,535
 Noncash item - amortization of
  discount and premium                                  580              695
 Net change in other assets and
  accrued expenses                                      869              625
 Gain on sale of released mortgage
  securities collateral                              (2,794)               -
                                                  ---------        ---------
     Net cash provided by operating
      activities                                      2,509            2,855
                                                  ---------        ---------

INVESTING ACTIVITIES:
 Mortgage securities collateral:
  Principal collections on collateral                97,900          181,654
  Decrease in accrued interest receivable             1,470            1,393
  Decrease (increase) in short-term
   investments                                       (1,537)           6,797
 Sale of released mortgage
  securities collateral                             117,261                -
                                                  ---------        ---------
     Net cash provided by investing
      activities                                    215,094          189,844
                                                  ---------        ---------

FINANCING ACTIVITIES:
 Collateralized mortgage securities:
  Principal payments on securities                 (209,767)        (187,018)
  Decrease in accrued interest payable               (1,895)          (2,010)
 Capital distributions and dividends                 (8,547)          (3,832)
                                                  ---------        ---------
     Net cash used by financing
      activities                                   (220,209)        (192,860)
                                                  ---------        ---------

Net change in cash and cash equivalents              (2,606)            (161)

Cash and cash equivalents at beginning
 of period                                            2,675              469
                                                  ---------        ---------

Cash and cash equivalents at end of
 period                                           $      69        $     308
                                                  =========        =========

See accompanying notes to financial statements.

                      CAPSTEAD SECURITIES CORPORATION IV
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997
                                  (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1997. For further information refer to the financial statements and footnotes thereto included in the Capstead Securities Corporation IV (the "Company") annual report on Form 10-K for the year ended December 31, 1996.

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

The following tables summarize fair value disclosures for mortgage securities collateral held available-for-sale and held-to-maturity for the periods indicated (in thousands):

                                       GROSS       GROSS
                                     UNREALIZED  UNREALIZED    FAIR
                             Cost      GAINS       LOSSES     VALUE
                           --------  ----------  ----------  --------
SEPTEMBER 30, 1997:
 Held-to-maturity          $551,085     $13,989        $171  $564,903
                           ========     =======        ====  ========

DECEMBER 31, 1996:
 Available-for-sale
  (CMO Series 1992-XIV)    $ 81,539     $ 2,646        $  -  $ 84,185
 Held-to-maturity           682,627      14,327         206   696,748
                           --------     -------        ----  --------

                           $764,166     $16,973        $206  $780,933
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

NOTE C  GAIN ON SALE OF RELEASED MORTGAGE SECURITIES COLLATERAL

During the second quarter of 1997, the Company funded the redemption of Series 1992-VIII and 1992-XIV outstanding bonds through the sale of the related collateral to CMC. The following table summarizes released collateral sold and related gains (in thousands):

          CMO SERIES         COLLATERAL        GAINS
          ----------         ----------        -----
          1992-VIII          $ 38,763          $1,328
          1992-XIV             76,332           1,466
                             --------          ------

                             $115,095          $2,794
                             ========          ======

NOTE D  NET INTEREST INCOME ANALYSIS

The following table summarizes interest income and interest expense and the average effective interest rates for the periods indicated (dollars in thousands):

                                       QUARTER ENDED SEPTEMBER 30
                                  ------------------------------------
                                        1997               1996
                                  -----------------  -----------------
                                           AVERAGE            AVERAGE
                                  AMOUNT    RATE     AMOUNT     RATE
                                  -------  --------  -------  --------
Interest income on mortgage
 securities collateral            $11,990     8.50%  $19,476     8.44%
Interest expense on
 collateralized mortgage
 securities                        11,485     8.32    18,211     8.03
                                  -------            -------

Net interest income               $   505            $ 1,265
                                  =======            =======

                                       NINE MONTHS ENDED SEPTEMBER 30
                                  -------------------------------------
                                       1997                 1996
                                  -----------------   -----------------
                                            AVERAGE            AVERAGE
                                  AMOUNT     RATE     AMOUNT     RATE
                                  -------   -------   -------  --------
Interest income on mortgage
 securities collateral            $41,409     8.49%  $62,547     8.46%
Interest expense on
 collateralized mortgage
 securities                        39,033     8.16    58,675     8.06
                                  -------            -------
Net interest income               $ 2,376            $ 3,872
                                  =======            =======

The following table summarizes changes in interest income and interest expense due to changes in effective interest rates, versus changes in volume for the quarter and nine months ended September 30, 1997, compared to the same periods in 1996 (in thousands):

                                         QUARTER ENDED SEPTEMBER 30, 1997
                                        ---------------------------------
                                        RATE*       VOLUME*      TOTAL
                                        -----       -------      -----
Interest income on mortgage
 securities collateral                  $ 131     $ (7,617)  $   (7,486)
Interest expense on
 collateralized mortgage securities       634       (7,360)      (6,726)
                                        -----     --------   ----------

                                        $(503)    $   (257)  $     (760)
                                        =====     ========   ==========

                                        Nine Months Ended September 30, 1997
                                        ------------------------------------
                                        Rate*      VOLUME*       TOTAL
                                        -----     --------      -------
Interest income on mortgage
 securities collateral                  $ 221     $(21,359)  $  (21,138)
Interest expense on
 collateralized mortgage securities       676      (20,318)     (19,642)
                                        -----     --------   ----------

                                        $(455)    $ (1,041)  $   (1,496)
                                        =====     ========   ==========

* THE CHANGE IN INTEREST DUE TO BOTH VOLUME AND RATE HAS BEEN ALLOCATED TO VOLUME AND RATE CHANGES IN PROPORTION TO THE RELATIONSHIP OF THE ABSOLUTE DOLLAR AMOUNTS OF THE CHANGE IN EACH.

NOTE E ___ SUBSEQUENT EVENT

On November 5, 1997 the Company redeemed the remaining outstanding bonds of CMO Series 1992-VI totaling $21.2 million and sold the related released collateral of $19.7 million to its parent, Capstead Mortgage Corporation, for a gain of $591,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
-------------------

Capstead Securities Corporation IV (the "Company") was incorporated on August 16, 1991, as a special-purpose finance subsidiary of Capstead Mortgage Corporation ("CMC") and commenced operations on December 23, 1991 with the issuance of its first collateralized mortgage obligation ("CMO"), Series 1991-
VIII. As of September 30, 1997, the Company had issued 18 CMOs with an aggregate initial principal balance of $4,226,812,000, including two CMOs with an aggregate initial principal balance of $551,537,000, which were recorded as sales when issued in 1992.

Results of Operations
---------------------

Residual investments in collateralized mortgage obligations (represented by the difference between the carrying value of mortgage securities collateral and collateralized mortgage securities on the balance sheet; also referred to as "CMO Investments") earned $133,000 and $1,008,000 for the quarter and nine months ended September 30, 1997, respectively, compared to $532,000 and $1,513,000 for the same periods in 1996. Operating results produced by CMO Investments is represented by the difference between interest income on mortgage securities collateral and interest expense and professional fees on collateralized mortgage securities and mortgage pool insurance expense on mortgage securities collateral.

Year-to-date operating results from CMO Investments declined due primarily to a 34% decrease in the average holdings of mortgage securities collateral during the year compared to the same period in 1996. This was a result of run-off (prepayments and scheduled payments) and the redemptions of CMO Series 1991-VIII, 1992-III and 1992-IX during the fourth quarter of 1996, and CMO Series 1992-VIII and 1992-XIV during the second quarter of 1997. Average holdings of mortgage securities collateral were $564 million and $651 million for the quarter and nine months ended September 30, 1997, respectively, compared to $923 million and $986 million for the same periods in 1996. As a result of lower outstanding balances, income earned from the net interest spread was lower in the current year.

The following table presents the weighted average yields for the periods shown:

                                       QUARTER ENDED    NINE MONTHS ENDED
                                       September 30       SEPTEMBER 30
                                      ---------------  ------------------
                                       1997     1996     1997       1996
                                      -------  ------  ---------  -------

Mortgage securities collateral          8.50%   8.44%      8.49%     8.46%
Collateralized mortgage securities      8.32    8.03       8.16      8.06
                                        ----    ----       ----      ----

Net interest spread                     0.18%   0.41%      0.33%     0.40%
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

During the second quarter of 1997 the Company redeemed the remaining outstanding bonds of Series 1992-VIII and 1992-XIV totaling $115,428,000 and sold the related released collateral of $115,095,000 for gains totaling $2,794,000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary sources of funds are the receipt of excess cash flows on CMO Investments (primarily the excess of principal and interest earned on the mortgage securities collateral including reinvestment proceeds over the principal and interest payable on the CMOs), proceeds from additional CMO issuances and occasionally proceeds from the sale of collateral released from the related CMOs. Excess cash flows from CMO Investments and the sale of released collateral have allowed the payment of a dividend of $813,000 and the return of $7,734,000 of capital during the nine months ended September 30, 1997. The Company continues to qualify as a real estate investment trust subsidiary.


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


                                    CAPSTEAD SECURITIES CORPORATION IV



Date:  November 13, 1997         By /s/ RONN K. LYTLE
                                    ------------------------------------
                                    Ronn K. Lytle
                                    Chairman and Chief Executive Officer



Date:  November 13, 1997         By /s/ ANDREW F. JACOBS
                                    ------------------------------------
                                    Andrew F. Jacobs
                                    Senior Vice President - Control
                                     and Treasurer