Form 10-K
period 1997-12-31
CAPSTEAD SECURITIES CORPORATION IV
filed 1998-03-23
CIK 878517

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1997

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------  SECURITIES EXCHANGE ACT OF 1934


FOR THE TRANSITION PERIOD FROM              TO
                               ------------    --------------

COMMISSION FILE NUMBER:  33-42337

                       CAPSTEAD SECURITIES CORPORATION IV
             (Exact name of Registrant as specified in its Charter)

                             DELAWARE                                               75-2390594
                 (State or other jurisdiction of                                 (I.R.S. Employer
                 incorporation or organization)                                  Identification No.)

                   2711 NORTH HASKELL AVENUE                                           75204
            (Address of principal executive offices)                                 (Zip Code)

       Registrant's telephone number, including area code: (214) 874-2323

        Securities registered pursuant to Section 12(b) of the Act: None.

        Securities registered pursuant to Section 12(g) of the Act: None.

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                              ---   ---

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K [ ]

AT MARCH 31, 1998 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES WAS: NOT APPLICABLE.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J (1)(a) AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT.

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MARCH 20, 1998:  1,000

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

================================================================================

                       CAPSTEAD SECURITIES CORPORATION IV

                          1997 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS



                                                                                                    PAGE
                                                                                                    ----
                                                      PART I

ITEM  1.       BUSINESS..........................................................................      1

ITEM  2.       PROPERTIES........................................................................      2

ITEM  3.       LEGAL PROCEEDINGS.................................................................      2


                                                      PART II

ITEM  5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS................................................      3

ITEM  7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................................      3

ITEM  8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................      4

ITEM  9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE............................................     15


                                                      PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K............................................................     16

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

The Company was formed and exists solely for the purpose of issuing and selling collateralized mortgage obligations ("CMOs"), collateralized by mortgage-backed, pass-through certificates ("Certificates") which evidence an interest in a pool of mortgage loans secured by single-family residences. The Certificates pledged as collateral for the CMOs are either contributed by CMC or purchased from third parties and are either Government National Mortgage Association Certificates, Federal National Mortgage Association Certificates, Federal Home Loan Mortgage Corporation Certificates or mortgage pass-through ("Non-Agency") Certificates. On August 21, 1991 the Securities and Exchange Commission declared effective a registration statement filed by the Company covering the offering of a maximum of $5 billion aggregate principal amount of CMOs. As of December 31, 1997, the Company has issued 18 series of CMOs with an aggregate original principal balance of $4,226,812,000.

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

EMPLOYEES

At December 31, 1997 the Company had no employees. The Manager provides all executive and administrative personnel required by the Company.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

1997 COMPARED TO 1996

Residual investments in collateralized mortgage obligations (represented by the difference between the carrying value of mortgage securities collateral and collateralized mortgage securities on the balance sheet; also referred to as "CMO Investments") earned $1,150,000 in 1997, compared to $2,238,000 in 1996. Operating results produced by CMO Investments is represented by the difference between interest income on mortgage securities collateral and interest expense and professional fees on collateralized mortgage securities and mortgage pool insurance expense on mortgage securities collateral.

Operating results from CMO Investments declined in 1997 compared to 1996 due primarily to the impact of run-off (prepayments and scheduled payments) and the redemptions of CMO Series 1992-VI, 1992-VIII and 1992-XIV on the average holdings of mortgage securities collateral. Average holdings of mortgage securities collateral were $619 million during 1997 compared to $941 million during 1996. As a result of this 34% decrease in the outstanding balance, income earned from the net interest spreads was lower in the current year.

The following table presents the weighted average yields for the periods shown:

                                                           YEAR ENDED DECEMBER 31
                                                           ----------------------
                                                            1997           1996
                                                            ----           ----
Mortgage securities collateral                              8.47%          8.51%
Collateralized mortgage securities                          8.17           8.09
                                                            ----           ----

Net interest spread                                         0.30%          0.42%
                                                            ====           ====

Although net interest spreads can fluctuate depending on the timing of the payoff of collateral and bonds with different amounts of purchase premium and bond discounts, the tendency is for CMO net interest spreads to decline as lower-yielding, shorter-term CMO bonds are paid off prior to longer-term bonds with relatively higher interest rates.

During 1997 the Company redeemed the remaining outstanding bonds of Series 1992-VI, 1992-VIII and 1992-XIV totaling $136,678,000 and sold the related released collateral of $134,339,000 for gains totaling $3,386,000.

1996 COMPARED TO 1995

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

More than offsetting the 1996 decline in earnings on CMO Investments was $2,460,000 of gains from sales to CMC of collateral released from the related CMOs. The following table presents the weighted average yields for the periods shown:

                                                           YEAR ENDED DECEMBER 31
                                                           ----------------------
                                                            1996           1995
                                                            ----           ----
Mortgage securities collateral                              8.51%          8.50%
Collateralized mortgage securities                          8.09           8.03
                                                            ----           ----

Net interest spread                                         0.42%          0.47%
                                                            ====           ====

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are the receipt of excess cash flows on CMOs (primarily the excess of principal and interest earned on the mortgage securities collateral including reinvestment proceeds over the principal and interest payable on the CMOs), proceeds from additional CMO issuances, and occasionally proceeds from the sale of collateral released from the related CMOs. There have been no CMO issuances since January 1993. Net income and excess cash flows from CMO Investments have allowed a dividend of $1,556,000 during 1997 and the return of $8,724,000 and $6,099,000 of capital during 1997 and 1996, respectively. The Company continues to qualify as a real estate investment trust subsidiary.

IMPACT OF YEAR 2000

Many existing computer software programs use only two digits to identify the year in date fields and, as such, could fail or create erroneous results by or at the Year 2000. The Manager utilizes a number of software systems to service mortgage loans, and manage the Company's affairs. The Manager has made and will continue to make investments in its software systems and applications to ensure the Company is Year 2000 compliant. In addition, the Manager has taken steps to ensure that the vendors it utilizes in various capacities and institutions that it interfaces with are also taking the necessary steps to become Year 2000 compliant. This process is expected to be essentially complete by mid-1998. The financial impact of becoming Year 2000 compliant has not been and is not expected to be material to the Company or results of operations.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                           REPORT OF ERNST & YOUNG LLP
                              INDEPENDENT AUDITORS



Stockholder and Board of Directors
Capstead Securities Corporation IV

We have audited the accompanying balance sheet of Capstead Securities Corporation IV (a wholly-owned subsidiary of Capstead Mortgage Corporation) as of December 31, 1997 and 1996, and related statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capstead Securities Corporation IV at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.










Dallas, Texas
March 20, 1998

                       CAPSTEAD SECURITIES CORPORATION IV
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                               DECEMBER 31
                                          -----------------------
                                            1997          1996
                                          ---------     ---------
ASSETS
   Mortgage securities collateral         $ 493,147     $ 766,812
   Cash and cash equivalents                      8         2,675
   Other assets                               1,508         2,493
                                          ---------     ---------

                                          $ 494,663     $ 771,980
                                          =========     =========

LIABILITIES
   Collateralized mortgage securities     $ 485,633     $ 754,631
   Accrued expenses                              40            30
                                          ---------     ---------

                                            485,673       754,661
                                          ---------     ---------

STOCKHOLDER'S EQUITY
   Common stock - $1 par value,
     1,000 shares authorized,
     issued and outstanding                       1             1
   Paid-in capital                            8,989        17,713
   Unrealized gain on debt securities            --         2,646
   Accumulated deficit                           --        (3,041)
                                          ---------     ---------

                                              8,990        17,319
                                          ---------     ---------

                                          $ 494,663     $ 771,980
                                          =========     =========






















See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                             STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                             YEAR ENDED DECEMBER 31
                                       ----------------------------------
                                         1997         1996         1995
                                       --------     --------     --------
Interest income:
   Mortgage securities collateral      $ 52,411     $ 80,079     $103,457
   Receivable from Parent                    71           32           29
                                       --------     --------     --------

     Total interest income               52,482       80,111      103,486

Interest expense on collateralized
   mortgage securities                   49,544       74,842       96,202
                                       --------     --------     --------

       Net interest income                2,938        5,269        7,284
                                       --------     --------     --------

Other income - gains on sale of
   released mortgage securities
   collateral                             3,386        2,460           --
                                       --------     --------     --------

Other expenses:
   Management fees                           10           10           10
   Professional fees and other              104          128          134
   Pool insurance                         1,613        2,871        3,705
                                       --------     --------     --------

     Total other expenses                 1,727        3,009        3,849
                                       --------     --------     --------

Net income                             $  4,597     $  4,720     $  3,435
                                       ========     ========     ========

Net income per share                   $  4,597     $  4,720     $  3,435

Number of shares outstanding              1,000        1,000        1,000

Cash dividends paid per share          $  1,556     $     --     $     --









See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                        STATEMENT OF STOCKHOLDER'S EQUITY
                       THREE YEARS ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)



                               COMMON STOCK                                    UNREALIZED
                          ---------------------     PAID-IN     ACCUMULATED   GAIN ON DEBT
                           SHARES       AMOUNT      CAPITAL       DEFICIT      SECURITIES      TOTAL
                          --------     --------     --------    -----------   -------------   --------
Balance at
   January 1, 1995               1     $      1     $ 29,383      $(11,196)     $     --      $ 18,188

Capital distributions           --           --       (5,571)           --            --        (5,571)

Unrealized gain on
   debt securities              --           --           --            --         3,259         3,259

Net income                      --           --           --         3,435            --         3,435
                          --------     --------     --------      --------      --------      --------

Balance at
   December 31, 1995             1            1       23,812        (7,761)        3,259        19,311

Capital distributions           --           --       (6,099)           --            --        (6,099)

Unrealized loss
   on debt securities           --           --           --            --          (613)         (613)

Net income                      --           --           --         4,720            --         4,720
                          --------     --------     --------      --------      --------      --------

Balance at
   December 31, 1996             1            1       17,713        (3,041)        2,646        17,319

Capital distributions           --           --       (8,724)           --            --        (8,724)

Unrealized loss
   on debt securities           --           --           --            --        (2,646)       (2,646)

Net income                      --           --           --         4,597            --         4,597

Dividends paid                  --           --           --        (1,556)           --        (1,556)
                          --------     --------     --------      --------      --------      --------

Balance at
   December 31, 1997             1     $      1     $  8,989      $     --      $     --      $  8,990
                          ========     ========     ========      ========      ========      ========









See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                YEAR ENDED DECEMBER 31
                                                       ---------------------------------------
                                                          1997           1996           1995
                                                       ---------      ---------      ---------
OPERATING ACTIVITIES:
   Net income                                          $   4,597      $   4,720      $   3,435
   Noncash item - amortization of discount
     and premium                                             772            845            808
   Net change in other assets and accrued expenses           995          1,021            979
   Gain on sale of released mortgage
     securities collateral                                (3,386)        (2,460)            --
                                                       ---------      ---------      ---------
       Net cash provided
         by operating activities                           2,978          4,126          5,222
                                                       ---------      ---------      ---------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Principal collections on collateral                 138,618        216,606        234,293
     Decrease in accrued interest receivable               1,911          2,480          1,438
     Decrease (increase) in short-term investments        (4,502)         8,568           (257)
   Sale of released mortgage securities collateral       137,725        109,241             --
                                                       ---------      ---------      ---------
       Net cash provided
         by investing activities                         273,752        336,895        235,474
                                                       ---------      ---------      ---------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Principal payments on securities                   (266,508)      (329,694)      (232,691)
     Decrease in accrued interest payable                 (2,609)        (3,022)        (1,989)
   Capital distributions                                  (8,724)        (6,099)        (5,571)
   Dividends paid                                         (1,556)            --             --
                                                       ---------      ---------      ---------
       Net cash used by
         financing activities                           (279,397)      (338,815)      (240,251)
                                                       ---------      ---------      ---------

Net change in cash and cash equivalents                   (2,667)         2,206            445

Cash and cash equivalents at
   beginning of year                                       2,675            469             24
                                                       ---------      ---------      ---------

Cash and cash equivalents at
   end of year                                         $       8      $   2,675      $     469
                                                       =========      =========      =========











See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                       CAPSTEAD SECURITIES CORPORATION IV
                                DECEMBER 31, 1997



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

NOTE B -- ACCOUNTING POLICIES

USE OF ESTIMATES

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

The components of mortgage securities collateral are summarized as follows (in thousands):

                                                             DECEMBER 31
                                                       -------------------------
                                                         1997             1996
                                                       --------         --------
Mortgage collateral                                    $474,194         $747,127
Short-term investments                                   14,682           10,180
Accrued interest receivable                               3,427            5,338
                                                       --------         --------
   Total collateral                                     492,303          762,645
Unamortized premium                                         844            1,521
Unrealized gain on debt securities
   held available-for-sale                                   --            2,646
                                                       --------         --------
     Net collateral                                    $493,147         $766,812
                                                       ========         ========

The weighted average effective interest rate for mortgage securities collateral was 8.47% and 8.51% during 1997 and 1996, respectively.

In connection with the 1997 redemptions of Series 1992-VI, 1992-VIII and 1992-XIV pursuant to clean-up calls (see Note D), the Company sold to CMC mortgage loans released from the related indentures totaling $134,339,000 for gains totaling $3,386,000.

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

The components of collateralized mortgage securities are summarized as follows (dollars in thousands):

                                                                                        DECEMBER 31
                                                                            ---------------------------------
                                                                             1997                       1996
                                                                            ------                     ------
Collateralized mortgage securities                                         $483,385                   $749,893
Accrued interest payable                                                      5,991                      8,600
                                                                           --------                   --------
   Total obligation                                                         489,376                    758,493
Unamortized discount                                                         (3,743)                    (3,862)
                                                                           --------                   --------

     Net obligation                                                        $485,633                   $754,631
                                                                           ========                   ========

Range of average interest rates                                          7.60% to 8.90%              7.21% to 8.90%
Range of stated maturities                                                2007 to 2023                2007 to 2023
Number of series                                                               10                          13

The maturity of each series of securities is directly affected by the rate of principal prepayments on the related mortgage securities collateral. Each series of securities is also subject to redemption at the Company's option provided that certain requirements specified in the related indenture have been met (referred to as "clean-up calls"). As a result, the actual maturity of any series of securities is likely to occur earlier than its stated maturity. In 1997, the Company redeemed the remaining outstanding bonds of three series of collateralized mortgage securities (Series 1992-VI, 1992-VIII and 1992-XIV) totaling $136,678,000 pursuant to clean-up calls.

The weighted average effective interest rate for all collateralized mortgage securities was 8.17% and 8.09% during 1997 and 1996, respectively. Interest payments on collateralized mortgage securities of $51,577,000, $77,592,000, and $97,981,000 were made during 1997, 1996, and 1995, respectively.

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

The following table summarizes the fair value of financial instruments (in thousands):

                                                            DECEMBER 31, 1997                DECEMBER 31, 1996
                                                        -------------------------        ---------------------------
                                                        CARRYING           FAIR          CARRYING            FAIR
                                                         AMOUNT            VALUE          AMOUNT             VALUE
                                                        --------         --------        --------           --------
ASSETS
   Cash and cash equivalents                            $      8         $      8        $  2,675           $  2,675
   Mortgage securities collateral                        493,147          506,269         766,812            780,933

LIABILITIES
   Collateralized mortgage
     securities                                          485,633          501,465         754,631            769,608

The following table summarizes fair value disclosures for mortgage securities collateral held available-for-sale and held-to-maturity (in thousands):

                                                                       GROSS             GROSS
                                                                     UNREALIZED        UNREALIZED         FAIR
                                                         COST          GAINS             LOSSES           VALUE
                                                         ----          -----             ------           -----
DECEMBER 31, 1997
   Held-to-maturity                                    $493,147         $13,280            $158            $506,269

DECEMBER 31, 1996
   Available-for-sale                                    81,539           2,646              --              84,185
   Held-to-maturity                                     682,627          14,327             206             696,748

Upon the Company's redemption of remaining bonds outstanding pursuant to clean-up calls, released CMO collateral may be sold. Such sales are deemed maturities under the provisions of SFAS 115.

The following table summarizes disclosures related to the disposition of released CMO collateral held available-for-sale and held-to-maturity (in thousands):

                                        COST BASIS             GAINS
                                        ----------             -----
DECEMBER 31, 1997
   Available-for-sale                      $75,901             $1,466
   Held-to-maturity                         58,414              1,920

DECEMBER 31, 1996
   Available-for-sale                       61,449              1,001
   Held-to-maturity                         45,077              1,459

NOTE F -- ALLOWANCE FOR POSSIBLE LOSSES

The Company has limited exposure to losses on mortgage loans. Losses due to typical mortgagor default or fraud or misrepresentation during origination of the mortgage loan are substantially reduced by the acquisition of mortgage pool insurance from AAA-rated mortgage pool insurers. The amount of coverage under any such mortgage pool insurance policy is the amount (typically 10% to 12% of the aggregate amount in such pool of mortgage loans), determined by one or more Rating Agencies, necessary to allow the securities such pools are pledged to secure to be rated AAA, when combined with homeowner equity or other insurance coverage. Certain other risks, however, are not covered by mortgage pool insurance. These risks include special hazards which are not covered by standard hazard insurance policies. Special hazards are typically catastrophic events that are unable to be predicted (e.g., earthquakes). The Company has limited its exposure to special hazard losses by acquiring special hazard insurance coverage from an insurer rated AAA. Because of its limited exposure to mortgage loan losses, the Company has determined that an allowance for losses is not warranted at December 31, 1997.

Since approximately 55% of the Company's mortgage loans are secured by properties located in California, the Company has a concentration of risk related to the California market. However, the Company's exposure arising from this concentration is reduced by the acquisition of mortgage pool insurance and special hazard insurance.

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

NOTE H -- TRANSACTIONS WITH RELATED PARTY

The Company signed a $1 million revolving subordinated promissory note with CMC under which interest accrued on amounts payable based on the annual federal short-term rate as published by the Internal Revenue Service. This note matures January 1, 1999. Repayments may be made as funds are available.

On a monthly basis, the Company's excess cash is advanced to CMC for which the Company earns interest based on the annual federal short-term rate. At the end of each quarter, these advances are accounted for as distributions to CMC and treated as returns of capital.

NOTE I -- NET INTEREST INCOME ANALYSIS (UNAUDITED)

The following table summarizes interest income and interest expense and the average effective interest rate for mortgage securities collateral and collateralized mortgage securities (dollars in thousands):

                                            1997                      1996                        1995
                                    ---------------------      ---------------------       ----------------------
                                                  AVERAGE                    AVERAGE                      AVERAGE
                                    AMOUNT         RATE        AMOUNT         RATE         AMOUNT          RATE
                                    ------        -------      ------        -------       ------         -------
Interest income on                 $52,411         8.47%      $80,079         8.51%       $103,457         8.50%
  mortgage securities
  collateral

Interest expense on
  collateralized
  mortgage securities               49,544         8.17        74,842         8.09          96,202         8.03
                                   -------                    -------                     --------

Net interest income                $ 2,867                    $ 5,237                     $  7,255
                                   =======                    =======                     ========

The following table summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume (in thousands):

                                                        1997/1996
                                           ------------------------------------
                                             RATE         VOLUME         TOTAL
                                           --------      --------      --------
Interest income on mortgage
   securities collateral                   $   (356)     $(27,312)     $(27,668)
Interest expense on collateralized
   mortgage securities                          760       (26,058)      (25,298)
                                           --------      --------      --------

                                           $ (1,116)     $ (1,254)     $ (2,370)
                                           ========      ========      ========

                                                        1996/1995
                                           ------------------------------------
                                             RATE         VOLUME         TOTAL
                                           --------      --------      --------
Interest income on mortgage
   securities collateral                   $    122      $(23,500)     $(23,378)
Interest expense on collateralized
   mortgage securities                          726       (22,086)      (21,360)
                                           --------      --------      --------

                                           $   (604)     $ (1,414)     $ (2,018)
                                           ========      ========      ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)      Documents filed as part of this report:

              1. The following financial statements of the Company are included in ITEM 8:

                                                                                                            PAGE
                                                                                                            ----
                    Balance Sheet - December 31, 1997 and 1996                                                6
                    Statement of Operations - Three Years Ended
                      December 31, 1997                                                                       7
                    Statement of Stockholder's Equity - Three Years
                      Ended December 31, 1997                                                                 8
                    Statement of Cash Flows - Three Years Ended
                      December 31, 1997                                                                       9
                    Notes to Financial Statements - December 31, 1997                                        10

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



              3.    Exhibits (continued):

              EXHIBIT
              NUMBER

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




-----------------
(1) Incorporated herein by reference to the Company's Registration Statement on Form S-3 (No. 33-42337) filed August 21, 1991.
(2) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.
(3) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on December 24, 1991.
(4) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on December 23, 1991.
(5) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on January 28, 1993.
(6) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on February 28, 1993.
(7) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on March 30, 1993.
(8) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on April 30, 1993.
(9) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on May 29, 1993.
(10) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on June 30, 1993.
(11) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on June 29, 1993.
(12) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on July 30, 1993.
(13) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on August 28, 1993.
(14) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on September 30, 1993.
(15) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on January 29, 1994.
(16) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
 *       Filed herewith.

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


                                           CAPSTEAD SECURITIES CORPORATION IV
                                                       REGISTRANT



Date:  March 13, 1998                        By: /s/ ANDREW F. JACOBS
                                                -------------------------------
                                                       Andrew F. Jacobs
                                                Senior Vice President-Control,
                                                  Treasurer and Secretary



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the dates indicated.

/s/ RONN K. LYTLE                                   Chairman, Chief                                  March 13, 1998
------------------------------                        Executive Officer
        (Ronn K. Lytle)                               and Director



 /s/ ANDREW F. JACOBS                               Senior Vice President-                           March 13, 1998
-------------------------------                       Control, Treasurer
       (Andrew F. Jacobs)                             and Secretary




/s/ MAURICE MCGRATH                                 Director                                         March 20, 1998
-------------------------------
        (Maurice McGrath)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.



No annual report or proxy material has been sent to security holders.

                                 Exhibit Index


     EXHIBIT
     NUMBER       DESCRIPTION
     -------      -----------
       3.1        Certificate of Incorporation(1)
       3.2        Bylaws(1)
       4.1        Form of Indenture between the Registrant and
                  Texas Commerce Bank, National Association,
                  as Trustee(1)
       4.2        Form of First Supplement to the Indenture(3)
       4.3        Form of Second Supplement to the Indenture(4)
       4.4        Form of Third Supplement to the Indenture(5)
       4.5        Form of Fourth Supplement to the Indenture(6)
       4.6        Form of Fifth Supplement to the Indenture(7)
       4.7        Form of Sixth Supplement to the Indenture(7)
       4.8        Form of Seventh Supplement to the Indenture(8)
       4.9        Form of Eighth Supplement to the Indenture(9)
       4.10       Form of Ninth Supplement to the Indenture(9)
       4.11       Form of Tenth Supplement to the Indenture(10)
       4.12       Form of Eleventh Supplement to the Indenture(11)
       4.13       Form of Twelfth Supplement to the Indenture(10)
       4.14       Form of Thirteenth Supplement to the Indenture(12)
       4.15       Form of Fourteenth Supplement to the Indenture(13)
       4.16       Form of Fifteenth Supplement to the Indenture(13)
       4.17       Form of Sixteenth Supplement to the Indenture(14)
       4.18       Form of Seventeenth Supplement to the Indenture(14)
       4.19       Form of Eighteenth Supplement to the Indenture(15)
      10.1        Form of Pooling and Administrative Agreement(1)
      10.2        Form of Servicing Agreement(1)
      10.4        Management Agreement between the Company and
                  Capstead Advisers, Inc. dated January 1, 1994(2)
      10.5        Amended Management Agreement between the Company
                  and Capstead Advisers, Inc. October 1, 1994(16)
      23          Consent of Ernst & Young LLP, Independent Auditors*
      27          Financial Data Schedule*

-----------------
(1) Incorporated herein by reference to the Company's Registration Statement on Form S-3 (No. 33-42337) filed August 21, 1991.
(2) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.
(3) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on December 24, 1991.
(4) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on December 23, 1991.
(5) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on January 28, 1993.
(6) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on February 28, 1993.
(7) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on March 30, 1993.
(8) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on April 30, 1993.
(9) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on May 29, 1993.
(10) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on June 30, 1993.
(11) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on June 29, 1993.
(12) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on July 30, 1993.
(13) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on August 28, 1993.
(14) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on September 30, 1993.
(15) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on January 29, 1994.
(16) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
 *       Filed herewith.