Form 10-Q
period 1998-06-30
CAPSTEAD SECURITIES CORPORATION IV
filed 1998-08-13
CIK 878517

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  |X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---    EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 1998

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---    EXCHANGE ACT OF 1934

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

Common Stock ($1.00 par value)                     1,000 as of August 12, 1998
===============================================================================

                       CAPSTEAD SECURITIES CORPORATION IV
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998


                                      INDEX


                                                                         PAGE
                        PART I. -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

   Balance Sheet -- June 30, 1998 (Unaudited) and December 31, 1997.......  1

   Statement of Operations -- Quarter and Six Months Ended
     June 30, 1998 and 1997 (Unaudited)...................................  2

   Statement of Cash Flows -- Six Months Ended
     June 30, 1998 and 1997 (Unaudited)...................................  3

   Notes to Financial Statements (Unaudited)..............................  4

ITEM 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations...............  7


                          PART II. -- OTHER INFORMATION

ITEM 6.       Exhibits and Reports on Form 8-K............................  8

SIGNATURES................................................................  9

                        PART I. -- FINANCIAL INFORMATION
                       CAPSTEAD SECURITIES CORPORATION IV
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


ITEM 1.       FINANCIAL STATEMENTS

                                       JUNE 30, 1998  DECEMBER 31, 1997
                                       -------------  -----------------
                                       (UNAUDITED)

ASSETS
   Mortgage securities collateral         $ 356,536      $ 493,147
   Cash and cash equivalents                    217              8
   Other assets                               1,185          1,508
                                          ---------      ---------

                                          $ 357,938      $ 494,663
                                          =========      =========

LIABILITIES
   Collateralized mortgage securities     $ 350,886      $ 485,633
   Accrued expenses                              46             40
                                          ---------      ---------

                                            350,932        485,673
                                          ---------      ---------

STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value,
     1 shares authorized,
     issued and outstanding                       1              1
   Paid-in capital                            7,253          8,989
   Accumulated deficit                         (248)            --
                                          ---------      ---------

                                              7,006          8,990
                                          ---------      ---------

                                          $ 357,938      $ 494,663
                                          =========      =========



See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                      QUARTER ENDED                      SIX MONTHS ENDED
                                                         JUNE 30                            JUNE 30
                                                ------------------------           ------------------------
                                                 1998              1997             1998                1997
                                                ------            ------           -------             -----
Interest income:
   Mortgage securities collateral               $7,889           $13,671           $17,647            $29,419
   Receivable from Parent                           22                 5                30                 43
                                                ------           -------           -------            -------

     Total interest income                       7,911            13,676            17,677             29,462
                                                ------           -------           -------            -------

Interest expenses on collateralized
   mortgage securities                           7,855            12,676            17,220             27,548
                                                ------           -------           -------            -------

       Net interest income                          56             1,000               457              1,914
                                                ------           -------           -------            -------

Other income - gain on sale of released
   mortgage securities collateral                    -             2,794             1,557              2,794
                                                ------           -------           -------            -------

Other expenses:
   Management fees                                   2                 2                 5                  5
   Professional fees and other                      22                29                50                 66
   Pool insurance                                  259               415               566                930
                                                ------           -------           -------            -------

     Total other expenses                          283               446               621              1,001
                                                ------           -------           -------            -------

Net income (loss)                                 (227)            3,348             1,393              3,707
                                                ------           -------           -------            -------

Other comprehensive loss                             -            (2,153)                -             (2,646)
                                                ------           -------           -------            -------

Comprehensive income (loss)                     $ (227)          $ 1,195           $ 1,393            $ 1,061
                                                ======           =======           =======            =======


See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                SIX MONTHS ENDED JUNE 30
                                                              ---------------------------
                                                                1998                 1997
                                                               ------               -----
OPERATING ACTIVITIES:
   Net income                                              $    1,393             $   3,707
   Noncash item - amortization of
     discount and premium                                         641                   367
   Net change in other assets and
     accrued expenses                                             329                   799
   Gain on sale of released mortgage
     securities collateral                                     (1,557)               (2,794)
                                                            ---------             ---------
       Net cash provided by operating
         activities                                               806                 2,079
                                                            ---------             ---------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Principal collections on collateral                      104,282                66,027
     Decrease in accrued interest receivable                    1,023                 1,237
     Increase in short-term investments                        (3,986)               (1,591)
   Sale of released mortgage securities collateral             37,048               117,261
                                                            ---------             ---------
       Net cash provided by investing
         activities                                           138,367               182,934
                                                            ---------             ---------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Principal payments on securities                        (134,082)             (178,163)
     Decrease in accrued interest payable                      (1,505)               (1,478)
   Capital contributions (distributions)                       (1,736)               (8,043)
   Dividends paid                                              (1,641)                    -
                                                            ---------             ---------
       Net cash used by financing
         activities                                          (138,964)             (187,684)
                                                            ---------             ---------

Net change in cash and cash equivalents                           209                (2,671)

Cash and cash equivalents at beginning
   of period                                                        8                 2,675
                                                            ---------             ---------
Cash and cash equivalents at end of
   period                                                    $    217             $       4
                                                             ========             =========

See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1998. For further information refer to the financial statements and footnotes thereto included in the Capstead Securities Corporation IV (the "Company") annual report on Form 10-K for the year ended December 31, 1997.

On January 1, 1997 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting of comprehensive income and its components in financial statements. As the term relates to the Company, comprehensive income consists of net income plus the change in unrealized gains and losses on debt securities classified as available-for-sale that is included as a component of stockholders' equity. There were no securities classified as available-for-sale at June 30, 1998, as the final such security was sold during April 1997. The adoption of SFAS 130 has not had any impact on the results of operations or financial position of the Company.

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

The following table summarizes fair value disclosures for mortgage securities collateral (in thousands):

                                  JUNE 30, 1998               DECEMBER 31, 1997
                                  -------------               -----------------
         Carrying amount           $356,536                       $493,147
         Unrealized gains            10,036                         13,280
         Unrealized losses             (121)                          (158)
                                   --------                       --------

           Fair value              $366,451                       $506,269
                                   ========                       ========

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

The following table summarizes disclosures related to the disposition of released CMO collateral held-to-maturity at June 30, 1998 (in thousands):

                                                                QUARTER ENDED                SIX MONTHS ENDED
                                                                   JUNE 30                       JUNE 30
                                                            ----------------------        ----------------------
                                                              1998          1997           1998            1997
                                                            --------      --------        -------         ------
Sale of released CMO collateral held-to-maturity:
     Amortized cost                                          $-          $115,095         $35,076         $115,095
     Gains                                                    -             2,794           1,557            2,794

NOTE C -- NET INTEREST INCOME ANALYSIS

The following tables summarize the amount of interest income and interest expense and the average effective interest rates for mortgage securities collateral and collateralized mortgage securities (dollars in thousands):

                                                            QUARTER ENDED JUNE 30
                                             ---------------------------------------------------
                                                     1998                          1997
                                             --------------------         ----------------------
                                                          AVERAGE                        AVERAGE
                                              AMOUNT       RATE           AMOUNT           RATE
                                              ------      -------         ------         -------
Interest income on mortgage
   securities collateral                      $7,889       8.00%          $13,671         8.49%
Interest expense on
   collateralized mortgage securities          7,855       8.14            12,676         8.03
                                              ------                      -------

Net interest income                           $   34                      $   995
                                              ======                      =======

                                                         SIX MONTHS ENDED JUNE 30
                                             ---------------------------------------------------
                                                     1998                        1997
                                             --------------------         ----------------------
                                                          AVERAGE                        AVERAGE
                                             AMOUNT        RATE           AMOUNT          RATE
                                             ------       -------         ------         -------
Interest income on mortgage
   securities collateral                     $17,647       8.21%          $29,419         8.53%
Interest expense on
   collateralized mortgage securities         17,220       8.19            27,548         8.14
                                             -------                      -------

Net interest income                          $   427                      $ 1,871
                                             =======                      =======

The following tables summarize changes in interest income and interest expense due to changes in effective interest rates, versus changes in volume for the quarter and six months ended June 30, 1998, compared to the same periods in 1997 (in thousands):


                                                       QUARTER ENDED JUNE 30, 1998
                                             ------------------------------------------------
                                             RATE*               VOLUME*                TOTAL
                                             ----                -------                -----
Interest income on mortgage
   securities collateral                     $(748)              $(5,034)              $(5,782)
Interest expense on
   collateralized mortgage securities          167                (4,988)               (4,821)
                                             -----               -------               -------
                                             $(915)              $   (46)              $  (961)
                                             =====               =======               =======



                                                        SIX MONTHS ENDED JUNE 30, 1998
                                             ------------------------------------------------
                                             RATE*                VOLUME*               TOTAL
                                             ----                -------                -----
Interest income on mortgage
   securities collateral                   $(1,056)             $(10,716)             $(11,772)
Interest expense on
   collateralized mortgage securities          158               (10,486)              (10,328)
                                           -------              --------              --------
                                           $(1,214)             $   (230)             $ (1,444)
                                           =======              ========              ========

* THE CHANGES IN INTEREST INCOME AND EXPENSE DUE TO BOTH VOLUME AND RATE HAVE BEEN ALLOCATED TO VOLUME AND RATE CHANGES IN PROPORTION TO THE RELATIONSHIP OF THE ABSOLUTE DOLLAR AMOUNTS OF THE CHANGE IN EACH.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Capstead Securities Corporation IV (the "Company") was incorporated on August 16, 1991, as a special-purpose finance subsidiary of Capstead Mortgage Corporation ("CMC") and commenced operations on December 23, 1991 with the issuance of its first collateralized mortgage obligation ("CMO"), Series 1991-VIII. As of June 30, 1998, the Company had issued 18 CMOs with an aggregate initial principal balance of $4,226,812,000, including two CMOs with an aggregate initial principal balance of $551,537,000, which were recorded as sales when issued in 1992.

RESULTS OF OPERATIONS

Residual investments in collateralized mortgage obligations (represented by the difference between the carrying value of mortgage securities collateral and collateralized mortgage securities on the balance sheet; also referred to as "CMO Investments") resulted in losses of $247,000 and $189,000 for the quarter and six months ended June 30, 1998, respectively, compared to earnings of $551,000 and $875,000 for the same periods in 1997. Operating results produced by CMO Investments is represented by the difference between interest income on mortgage securities collateral and interest expense and professional fees on collateralized mortgage securities and mortgage pool insurance expense on mortgage securities collateral.

Operating results from CMO Investments declined due primarily to a 32 basis point decrease in collateral yields and a 37% decrease in the average holdings of mortgage securities collateral during the six months ended June 30, 1998 compared to the same period in 1997. This was a result of run-off (prepayments and scheduled payments) and the redemptions of CMO Series 1992-VI during the fourth quarter of 1997 and 1991-VII during the first quarter of 1998. Average holdings of mortgage securities collateral were $430 million during the six months ended June 30, 1998, compared to $690 million for the corresponding prior year period. As a result of lower outstanding balances, income earned from the net interest spread was lower in the current quarter. The run-off rate was 44% during the six months ended June 30, 1998, compared to 18% during the same period in 1997.

The following table presents the weighted average yields for the periods shown:


                                             QUARTER ENDED                 SIX MONTHS ENDED
                                                JUNE 30                         JUNE 30
                                       ------------------------        ---------------------
                                        1998              1997           1998         1997
                                       ------            ------        -------       -------
Mortgage securities collateral          8.00%             8.49%        8.21%            8.53%
Collateralized mortgage securities      8.14              8.03         8.19             8.14
                                       -----              ----         ----             ----

Net interest spread                    (0.14)%            0.46%        0.02%            0.39%
                                       =====              ====         ====             ====

Although net margins can fluctuate depending on the timing of the payoff of collateral and bonds with differing amounts of purchase premium and bond discounts, the tendency is for CMO net margins to decline as lower-yielding, shorter-term CMO bonds are paid off prior to longer-term bonds with relatively higher interest rates. Additionally, two CMOs were redeemed between June 30, 1997 and June 30, 1998. These series (CMO Series 1992-VI and 1991-VII), had collateral yielding 8.62% and 9.23% at the time of redemption, respectively, contributing to the decline in average collateral yields.

During the first quarter of 1998, the Company redeemed the remaining outstanding bonds of CMO Series 1991-VII totaling $35,922,000 pursuant to clean-up calls, and sold the related released collateral of $35,492,000 for a gain of $1,557,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are the receipt of excess cash flows on CMO Investments (primarily the excess of principal and interest earned on the mortgage securities collateral including reinvestment proceeds over the principal and interest payable on the CMOs), proceeds from additional CMO issuances and occasionally proceeds from the sale of collateral released from the related CMOs. On March 31, 1998 the Company paid to CMC a dividend equal to first quarter earnings of $1,641,000. There were no dividends paid June 30, 1998 as the Company recorded a second quarter loss of $227,000. The Company continues to qualify as a real estate investment trust subsidiary.




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


                                  CAPSTEAD SECURITIES CORPORATION IV




Date:  August 12, 1998             By:   /s/ RONN K. LYTLE
                                        ------------------------------------
                                        Ronn K. Lytle
                                        Chairman and Chief Executive Officer




Date:  August 12, 1998             By:   /s/ ANDREW F. JACOBS
                                        ------------------------------------
                                        Andrew F. Jacobs
                                        Executive Vice President - Finance,
                                            Treasurer and Secretary

                               INDEX TO EXHIBITS



EXHIBIT NO.                DESCRIPTION
----------                 -----------
   27                      Financial Data Schedule