Form 10-K
period 1998-12-31
CAPSTEAD SECURITIES CORPORATION IV
filed 1999-03-30
CIK 878517

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  |X|    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1998

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ______________

COMMISSION FILE NUMBER:  33-42337

                       CAPSTEAD SECURITIES CORPORATION IV
             (Exact name of Registrant as specified in its Charter)

            DELAWARE                                       75-2390594
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization                      Identification No.)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

At March 31, 1999 the aggregate market value of the voting stock held by nonaffiliates was: Not Applicable.

The Registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is, therefore, filing this Form with reduced disclosure format.

Number of shares of Common Stock outstanding at March 25, 1999:  1,000

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

================================================================================

                       CAPSTEAD SECURITIES CORPORATION IV

                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS



                                                                                                     PAGE
                                                                                                     -----
                                                      PART I

ITEM  1.       BUSINESS..........................................................................      1

ITEM  2.       PROPERTIES........................................................................      2

ITEM  3.       LEGAL PROCEEDINGS.................................................................      2


                                                      PART II

ITEM  5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS................................................      3

ITEM  7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................................      3

ITEM  8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................      5

ITEM  9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE............................................     16


                                                      PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K............................................................     17

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

The Company was formed primarily for the purpose of issuing and selling collateralized mortgage obligations ("CMOs"), collateralized by mortgage-backed, pass-through certificates ("Certificates") which evidence an interest in a pool of mortgage loans secured by single-family residences. The Certificates pledged as collateral for the CMOs are either contributed by CMC or purchased from third parties and are either Government National Mortgage Association Certificates, Federal National Mortgage Association Certificates, Federal Home Loan Mortgage Corporation Certificates or mortgage pass-through ("Non-Agency") Certificates. On August 21, 1991 the Securities and Exchange Commission declared effective a registration statement filed by the Company covering the offering of a maximum of $5 billion aggregate principal amount of CMOs. As of December 31, 1998, the Company has issued 19 series of CMOs with an aggregate original principal balance of $4,572,644,000, including the September 1998 issuance of CMO Series 1998-3 for $345.8 million.

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

EMPLOYEES

At December 31, 1998 the Company had no employees. The Manager provides all executive and administrative personnel required by the Company.

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

SERVICING AND ADMINISTRATION

The originators of mortgage loans backing Non-Agency Certificates may elect, if they meet the Company's criteria for servicers, either to service the loans they sell or to sell the loans with no agreement with respect to servicing. The Company enters into servicing agreements with each servicer.

As compensation for its services under a servicing agreement, the servicers retain a servicing fee, payable monthly, generally 1/4 of 1% of the outstanding principal balance of each mortgage loan serviced as of the last day of each month. CMC does not currently service mortgage loans with respect to CMOs issued by the Company. In addition, CMC is the administrator with respect to the Non-Agency Certificates collateralizing Series 1998-3 and related CMOs. During 1998 CMC retained fees for administering these Non-Agency Certificates and related CMOs of $23,000.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

1998 COMPARED TO 1997
---------------------

Residual investments in collateralized mortgage obligations (represented by the difference between the carrying value of mortgage securities collateral and collateralized mortgage securities on the balance sheet; also referred to as "CMO Investments") recorded a net operating loss of $467,000 in 1998 compared to net operating income of $1,150,000 in 1997. Operating results produced by CMO Investments is represented by the difference between interest income on mortgage securities collateral and interest expense and professional fees on collateralized mortgage securities and mortgage pool insurance expense on mortgage securities collateral.

Operating results from CMO Investments declined due primarily to a 31% decline in the average holdings of mortgage securities collateral during 1998 compared to 1997. Average holdings of mortgage securities collateral were $427 million during 1998 compared to $619 million during 1997. The decrease in average holdings was the result of runoff (prepayments and scheduled payments) and the redemptions of three CMOs during 1998. The runoff rate was 49% during 1998 compared to 19% during 1997. As a result of lower outstanding balances, income earned from the net interest spread was lower during 1998. In addition, prepayments were higher in 1998 than in 1997, which caused collateral and bond premiums and discounts to be amortized at a faster rate in 1998 than in 1997. Excluding the effects of CMO Series 1998-III, issued September 28, 1998, amortization of collateral and bond premiums and discounts resulted in a net expense of $1.4 million and $732,000 during 1998 and 1997, respectively.

The following table presents the weighted average yields for the periods shown:

                                                       YEAR ENDED DECEMBER 31
                                                       ----------------------
                                                         1998         1997
                                                         ----         ----
     Mortgage securities collateral                      7.99%        8.47%
     Collateralized mortgage securities                  7.93         8.17
                                                         ----         ----

     Net interest spread                                 0.06%        0.30%
                                                         ====         ====

Although net interest spreads can fluctuate depending on the timing of the payoff of collateral and bonds with differing amounts of purchase premium and bond discounts, the tendency is for CMO net interest spreads to decline as lower-yielding, shorter-term CMO bonds are paid off prior to longer-term bonds with relatively higher interest rates. Additionally, three CMOs were redeemed during 1998. These CMOs had collateral yielding between 8.96% and 9.23% at the time of redemption, which contributed to the decline in average collateral yields.

During 1998 the Company redeemed the remaining outstanding bonds of Series 1991-VII, 1992-V and 1992-VII totaling $89,570,000 and sold the related released collateral of $84,328,000 for gains totaling $2,888,000.

1997 COMPARED TO 1996
---------------------

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

The following table presents the weighted average yields for the periods shown:

                                                      YEAR ENDED DECEMBER 31
                                                      ----------------------
                                                         1997         1996
                                                         ----         ----
     Mortgage securities collateral                      8.47%        8.51%
     Collateralized mortgage securities                  8.17         8.09
                                                         ----         ----

     Net interest spre                                   0.30%        0.42%
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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are the receipt of excess cash flows on CMO Investments (primarily the excess of principal and interest earned on the mortgage securities collateral including reinvestment proceeds over the principal and interest payable on the CMOs), proceeds from additional CMO issuances and occasionally proceeds from the sale of collateral released from the related CMOs. During the first quarter of 1998, the Company redeemed the remaining outstanding bonds of CMO Series 1991-VII totaling $35,922,000 pursuant to clean-up calls, and sold the related released mortgage collateral of $35,492,000 for a gain of $1,557,000. During the third quarter of 1998, the Company redeemed the remaining outstanding bonds of CMO Series 1992-V and 1992-VII totaling $53,648,000 pursuant to clean-up calls, and sold the related released mortgage collateral of $48,836,000 for a gain of $1,331,000.

Net income and excess cash flows from CMO Investments have allowed dividends of $2,777,000 and $1,556,000 during 1998 and 1997, respectively, and the return of $3,960,000 and $8,724,000 of capital during 1998 and 1997, respectively. The Company continues to qualify as a real estate investment trust subsidiary.

IMPACT OF YEAR 2000

Many existing computer software programs use only two digits to identify the year in date fields and, as such, could fail or create erroneous results by or at the Year 2000. The Manager utilizes a number of software systems to administer securitizations and otherwise manage the Company's affairs. In addition, the Manager utilizes vendors in various capacities and interfaces with various institutions. The Manager is exposed to the risk that its systems and the systems of its vendors and institutions it interfaces with are not Year 2000 compliant.

     State of Readiness. The Manager has made and will continue to make investments in its software systems and applications to ensure the Manager is Year 2000 compliant. The Manager is also taking steps to ensure that the vendors it utilizes and institutions that it interfaces with are also taking the necessary steps to become Year 2000 compliant. This process is expected to be essentially complete by the end of the second quarter of 1999.

     Costs. The financial costs of the Manager becoming Year 2000 compliant is the responsibility of the Manager.

     Risks and Contingency Planning. Although the Manager expects that all its systems and applications will be Year 2000 compliant per the above schedule and well prior to December 31, 1999, there can be no assurance that all of the vendors it utilizes and institutions that it interfaces with will complete their compliance efforts. The Manager will continue to monitor their efforts in this regard and will take all prudent steps necessary to ensure operations are not disrupted including the use of other vendors or other methodologies and processes to transact the Company's business. The effect of any disruption to the Company's operations of any such instances of non-compliance is presently not determinable.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                           REPORT OF ERNST & YOUNG LLP
                              INDEPENDENT AUDITORS



Stockholder and Board of Directors
Capstead Securities Corporation IV

We have audited the accompanying balance sheet of Capstead Securities Corporation IV (a wholly-owned subsidiary of Capstead Mortgage Corporation) as of December 31, 1998 and 1997, and related statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capstead Securities Corporation IV at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.







Dallas, Texas
February 4, 1999

                       CAPSTEAD SECURITIES CORPORATION IV
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                DECEMBER 31
                                                      -------------------------------
                                                        1998                   1997
                                                      --------               --------
ASSETS
   Mortgage securities collateral                     $532,805               $493,147
   Cash and cash equivalents                               325                      8
   Other assets                                            779                  1,508
                                                      --------               --------

                                                      $533,909               $494,663
                                                      ========               ========

LIABILITIES
   Collateralized mortgage securities                 $524,321               $485,633
   Accrued expenses                                         50                     40
                                                      --------               --------

                                                       524,371                485,673
                                                      --------               --------

STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value,
     1 shares authorized,
     issued and outstanding                                  1                      1
   Paid-in capital                                       5,029                  8,989
   Undistributed loss                                     (327)                     -
   Accumulated other comprehensive income                4,835                      -
                                                      --------               --------

                                                         9,538                  8,990
                                                      --------               --------

                                                      $533,909               $494,663
                                                      ========               ========










See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                             STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)


                                                                              YEAR ENDED DECEMBER 31
                                                                ---------------------------------------------------
                                                                  1998                 1997                   1996
                                                                -------               -------               -------
Interest income:
   Mortgage securities collateral                               $34,115               $52,411               $80,079
   Receivable from Parent                                            39                    71                    32
                                                                -------               -------               -------

     Total interest income                                       34,154                52,482                80,111

Interest expense on collateralized
   mortgage securities                                           33,270                49,544                74,842
                                                                -------               -------               -------

       Net interest income                                          884                 2,938                 5,269
                                                                -------               -------               -------

Other income - gain on sale of
   released mortgage securities
   collateral                                                     2,888                 3,386                 2,460
                                                                -------               -------               -------

Other expenses:
   Management fees                                                   10                    10                    10
   Professional fees and other                                       75                   104                   128
   Pool insurance                                                 1,237                 1,613                 2,871
                                                                -------               -------               -------

     Total other expenses                                         1,322                 1,727                 3,009
                                                                -------               -------               -------

Net income                                                        2,450                 4,597                 4,720

Other comprehensive income (loss)                                 4,835                (2,646)                 (613)
                                                                -------              --------               -------

Comprehensive income                                            $ 7,285              $  1,951               $ 4,107
                                                                =======              ========               =======










See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                        STATEMENT OF STOCKHOLDER'S EQUITY
                       THREE YEARS ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)



                                                                                                        ACCUMULATED
                                              COMMON STOCK                                                OTHER
                                          ------------------      PAID-IN        UNDISTRIBUTED         COMPREHENSIVE
                                          SHARES      AMOUNT      CAPITAL        INCOME (LOSS)         INCOME (LOSS)        TOTAL
                                          ------      ------      -------        -------------         -------------        -----
Balance at
   January 1, 1996                         1            $1        $23,812          $(7,761)              $ 3,259           $19,311

Capital distribution                       -             -         (6,099)               -                     -            (6,099)

Other comprehensive income (loss):
   Change in unrealized loss
   on debt securities, net
   of reclassification amount              -             -              -                -                  (613)             (613)

Net income                                 -             -              -            4,720                     -             4,720
                                           -            --        -------          -------               -------           -------

Balance at
   December 31, 1996                       1             1         17,713           (3,041)                2,646            17,319

Capital distribution                       -             -         (8,724)               -                     -            (8,724)

Other comprehensive income (loss):
   Change in unrealized loss
   on debt securities, net
   of reclassification amount              -             -              -                -                (2,646)           (2,646)

Net income                                 -             -              -            4,597                     -             4,597

Dividends paid                             -             -              -           (1,556)                    -            (1,556)
                                           -            --        -------          -------               -------           -------

Balance at
   December 31, 1997                       1             1          8,989                -                     -             8,990

Capital distribution                       -             -         (3,960)               -                     -            (3,960)

Other comprehensive income (loss):
   Change in unrealized gain
   on debt securities, net
   of reclassification amount              -             -              -                -                 4,835             4,835

Net income                                 -             -              -            2,450                     -             2,450

Dividends paid                             -             -              -           (2,777)                    -            (2,777)
                                           -            --        -------          -------               -------           -------

Balance at
   December 31, 1998                       1            $1        $ 5,029          $  (327)              $ 4,835           $ 9,538
                                           =            ==        =======          =======               =======           =======


See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                    YEAR ENDED DECEMBER 31
                                                                     ---------------------------------------------------
                                                                       1998                  1997                  1996
                                                                     -------               -------               -------
OPERATING ACTIVITIES:
   Net income                                                      $   2,450             $   4,597             $   4,720
   Noncash item - amortization of discount
     and premium                                                       1,120                   772                   845
   Net change in other assets and accrued expenses                       740                   995                 1,021
   Gain on sale of released mortgage
     securities collateral                                            (2,888)               (3,386)               (2,460)
                                                                   ---------             ---------             ---------
         Net cash provided
           by operating activities                                     1,422                 2,978                 4,126
                                                                   ---------             ---------             ---------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Purchases of collateral                                        (353,442)                    -                     -
     Principal collections on collateral                             233,308               138,618               216,606
     Decrease (increase) in accrued interest
       receivable                                                         (6)                1,911                 2,480
     Decrease (increase) in short-term investments                       278                (4,502)                8,568
   Sale of released mortgage securities collateral                    87,216               137,725               109,241
                                                                   ---------             ---------             ---------
         Net cash provided (used)
           by investing activities                                   (32,646)              273,752               336,895
                                                                   ---------             ---------             ---------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Issuance of securities                                          355,568                     -                     -
     Principal payments on securities                               (314,201)             (266,508)             (329,694)
     Decrease in accrued interest payable                             (3,089)               (2,609)               (3,022)
   Capital distributions                                              (3,960)               (8,724)               (6,099)
   Dividends paid                                                     (2,777)               (1,556)                    -
                                                                   ---------             ---------             ---------
         Net cash provided (used) by
           financing activities                                       31,541              (279,397)             (338,815)
                                                                   ---------             ---------             ---------

Net change in cash and cash equivalents                                  317                (2,667)                2,206

Cash and cash equivalents at
   beginning of year                                                       8                 2,675                   469
                                                                   ---------             ---------             ---------

Cash and cash equivalents at end of year                           $     325             $       8             $   2,675
                                                                   =========             =========             =========





See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                       CAPSTEAD SECURITIES CORPORATION IV
                                DECEMBER 31, 1998



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

The components of mortgage securities collateral are summarized as follows (in thousands):

                                                          DECEMBER 31
                                                   ------------------------
                                                      1998            1997
                                                   --------        --------
     Mortgage collateral                           $503,184        $474,194
     Short-term investments                          14,404          14,682
     Accrued interest receivable                      3,433           3,427
                                                   --------        --------
        Total collateral                            521,021         492,303
     Unamortized premium                              6,949             844
                                                   --------        --------
          Net collateral                           $527,970        $493,147
                                                   ========        ========

The weighted average effective interest rate for mortgage securities collateral was 7.99% and 8.47% during 1998 and 1997, respectively.

On September 29, 1998 the Company acquired from its affiliates AAA-rated private mortgage pass-through certificates backed by conventional mortgage loans with unpaid principal balances of $345.8 million that were pledged as collateral for the immediate issuance of CMO Series 1998-III (see NOTE D). These mortgage pass-through certificates were obtained at an amount equal to the net proceeds of the issuance.

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

                                                           DECEMBER 31
                                                   ---------------------------
                                                      1998              1997
                                                   --------          ---------
     Collateralized mortgage securities            $515,015          $ 483,385
     Accrued interest payable                         2,861              5,991
                                                   --------          ---------
        Total obligation                            517,876            489,376
     Unamortized premium (discount)                   6,445             (3,743)
                                                   --------          ---------
          Net obligation                           $524,321          $ 485,633
                                                   ========          =========

     Range of average interest rates            5.22% to 8.75%     7.60% to 8.90%
     Range of stated maturities                  2007 to 2023       2007 to 2023
     Number of series                                 8                  10

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

The weighted average effective interest rate for all collateralized mortgage securities was 7.93% and 8.17% during 1998 and 1997, respectively. Interest payments on collateralized mortgage securities of $35,567,000, $51,577,000, and $77,592,000 were made during 1998, 1997, and 1996, respectively.

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

                                                   DECEMBER 31, 1998                 DECEMBER 31, 1997
                                               -------------------------        --------------------------
                                               CARRYING           FAIR           CARRYING          FAIR
                                                AMOUNT            VALUE           AMOUNT           VALUE
                                               --------         --------        --------          --------
ASSETS
   Cash and cash equivalents                   $    325         $    325        $      8          $      8
   Mortgage securities collateral               532,805          538,704         493,147           506,269
LIABILITIES
   Collateralized mortgage
     securities                                 524,321          509,658         485,633           501,465

The following table summarizes fair value disclosures for mortgage securities collateral held available-for-sale and held to maturity (in thousands):

                                                             GROSS              GROSS
                                                           UNREALIZED        UNREALIZED           FAIR
                                               COST          GAINS             LOSSES             VALUE
                                             --------      ----------        ----------         --------
DECEMBER 31, 1998
-----------------
   Available-for-sale                        $300,208         $ 4,835            $  -           $305,043
   Held-to-maturity                           227,762           5,985              86            233,661

DECEMBER 31, 1997
-----------------
   Held-to-maturity                           493,147          13,280             158            506,269

Upon the Company's redemption of remaining bonds outstanding pursuant to clean-up calls, released CMO collateral may be sold. Such sales are deemed maturities under the provisions of SFAS 115.

The following table summarizes disclosures related to the disposition of released CMO collateral held available-for-sale and held-to-maturity (in thousands):

                                                             COST BASIS             GAINS
                                                             ----------             -----
           DECEMBER 31, 1998
           -----------------
              Held-to-maturity                                  $83,534             $2,888

           DECEMBER 31, 1997
           -----------------
              Available-for-sale*                                75,901              1,466
              Held-to-maturity                                   58,414              1,920

           DECEMBER 31, 1996
           -----------------
              Available-for-sale*                                61,449              1,001
              Held-to-maturity                                   45,077              1,459

* Represents the reclassification amounts included in other comprehensive income (loss) as a component of the change in unrealized gains (losses) on debt securities held available-for-sale.

NOTE F -- ALLOWANCE FOR POSSIBLE LOSSES

The Company has limited exposure to losses on mortgage loans. Losses due to typical mortgagor default or fraud or misrepresentation during origination of the mortgage loan are substantially reduced by the acquisition of mortgage pool insurance from AAA-rated mortgage pool insurers. The amount of coverage under any such mortgage pool insurance policy is the amount (typically 10% to 12% of the aggregate amount in such pool of mortgage loans), determined by one or more Rating Agencies, necessary to allow the securities such pools are pledged to secure to be rated AAA, when combined with homeowner equity or other insurance coverage. Certain other risks, however, are not covered by mortgage pool insurance. These risks include special hazards which are not covered by standard hazard insurance policies. Special hazards are typically catastrophic events that are unable to be predicted (e.g., earthquakes). The Company has limited its exposure to special hazard losses by acquiring special hazard insurance coverage from an insurer rated AAA. Because of its limited exposure to mortgage loan losses, the Company has determined that an allowance for losses is not warranted at December 31, 1998.

Since approximately 75% of the Company's mortgage loans are secured by properties located in California, the Company has a concentration of risk related to the California market. However, the Company's exposure arising from this concentration is reduced by the acquisition of mortgage pool insurance and special hazard insurance.

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

NOTE H -- TRANSACTIONS WITH RELATED PARTY

The Company signed a $1 million revolving subordinated promissory note with CMC under which interest accrued on amounts payable based on the annual federal short-term rate as published by the Internal Revenue Service. This note matures January 1, 2000. Repayments may be made as funds are available.

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

NOTE I -- NET INTEREST INCOME ANALYSIS (UNAUDITED)

The following table summarizes interest income and interest expense and the average effective interest rate for mortgage securities collateral and collateralized mortgage securities (dollars in thousands):

                                            1998                       1997                          1996
                                   ----------------------      ----------------------       ----------------------
                                                  AVERAGE                     AVERAGE                      AVERAGE
                                    AMOUNT         RATE         AMOUNT         RATE         AMOUNT          RATE
                                   -------        -------      -------        -------       ------         --------
Interest income on
  mortgage securities
  collateral                       $34,115         7.99%       $52,411         8.47%        $80,079         8.51%
Interest expense on
  collateralized
  mortgage securities               33,270         7.93         49,544         8.17          74,842         8.09
                                   -------                     -------                      -------
Net interest income                $   845                     $ 2,867                      $ 5,237
                                   =======                     =======                      =======

The following table summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume (in thousands):

                                                                      1998/1997
                                                    -------------------------------------------------
                                                     RATE               VOLUME                 TOTAL
                                                    -------            --------              --------
Interest income on mortgage
   securities collateral                            $(2,816)           $(15,480)             $(18,296)
Interest expense on collateralized
   mortgage securities                               (1,422)            (14,852)              (16,274)
                                                    -------            --------              --------
                                                    $(1,394)           $   (628)             $ (2,022)
                                                    =======            ========              ========

                                                                        1997/1996
                                                    -------------------------------------------------
                                                     RATE                VOLUME                TOTAL
                                                    -------            --------              --------
Interest income on mortgage
   securities collateral                            $  (356)           $(27,312)             $(27,668)
Interest expense on collateralized
   mortgage securities                                  760             (26,058)              (25,298)
                                                    -------            --------              --------
                                                    $(1,116)           $ (1,254)             $ (2,370)
                                                    =======            ========              ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)      Documents filed as part of this report:

              1. The following financial statements of the Company are included in ITEM 8:

                                                                                                            PAGE
                                                                                                            ----
                    Balance Sheet - December 31, 1998 and 1997                                                7
                    Statement of Operations - Three Years Ended
                      December 31, 1998                                                                       8
                    Statement of Stockholder's Equity - Three Years
                      Ended December 31, 1998                                                                 9
                    Statement of Cash Flows - Three Years Ended
                      December 31, 1998                                                                      10
                    Notes to Financial Statements - December 31, 1998                                        11

              2.    Financial statement schedules: None.

                    All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

              3.    Exhibits:

              EXHIBIT
              NUMBER
              -------
               3.1        Certificate of Incorporation(1)
               3.2        Bylaws(1)
               4.1        Form of Indenture between the Registrant and
                          Texas Commerce Bank, National Association,
                          as Trustee(1)
               4.2        Form of First Supplement to the Indenture(3)
               4.3        Form of Second Supplement to the Indenture(4)
               4.4        Form of Third Supplement to the Indenture(5)
               4.5        Form of Fourth Supplement to the Indenture(6)
               4.6        Form of Fifth Supplement to the Indenture(7)
               4.7        Form of Sixth Supplement to the Indenture(7)
               4.8        Form of Seventh Supplement to the Indenture(8)
               4.9        Form of Eighth Supplement to the Indenture(9)
               4.10       Form of Ninth Supplement to the Indenture(9)
               4.11       Form of Tenth Supplement to the Indenture(10)
               4.12       Form of Eleventh Supplement to the Indenture(11)
               4.13       Form of Twelfth Supplement to the Indenture(10)
               4.14       Form of Thirteenth Supplement to the Indenture(12)
               4.15       Form of Fourteenth Supplement to the Indenture(13)
               4.16       Form of Fifteenth Supplement to the Indenture(13)
               4.17       Form of Sixteenth Supplement to the Indenture(14)
               4.18       Form of Seventeenth Supplement to the Indenture(14)
               4.20       Form of Nineteenth Supplement to the Indenture(17)
              10.1        Form of Pooling and Administrative Agreement(1)
              10.2        Form of Servicing Agreement(1)
              10.4        Management Agreement between the Company and
                          Capstead Advisers, Inc. dated January 1, 1994(2)

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

-----------------
(1) Incorporated herein by reference to the Company's Registration Statement on Form S-3 (No. 33-42337) filed August 21, 1991.
(2) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.
(3) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on December 24, 1991.
(4) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on December 23, 1991.
(5) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on January 28, 1993.
(6) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on February 28, 1993.
(7) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on March 30, 1993.
(8) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on April 30, 1993.
(9) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on May 29, 1993.
(10) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on June 30, 1993.
(11) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on June 29, 1993.
(12) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on July 30, 1993.
(13) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on August 28, 1993.
(14) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on September 30, 1993.
(15) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on January 29, 1994.
(16) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
(17) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on October 9, 1998.
 *       Filed herewith.

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


                                             CAPSTEAD SECURITIES CORPORATION IV
                                                         REGISTRANT



Date:  March 25, 1999                    By: /s/ ANDREW F. JACOBS
                                             --------------------------------
                                                     Andrew F. Jacobs
                                             Executive Vice President-Finance,
                                                  Treasurer and Secretary



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the dates indicated.



/s/ RONN K. LYTLE                                 Chairman, Chief                                    March 29, 1999
------------------------------                      Executive Officer
       (Ronn K. Lytle)                              and Director


 /s/ ANDREW F. JACOBS                             Executive Vice President -                         March 25, 1999
------------------------------                      Finance, Treasurer
      (Andrew F. Jacobs)                            and Secretary



/s/ MAURICE MCGRATH                               Director                                           March 26, 1999
-------------------------------
        (Maurice McGrath)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.



No annual report or proxy material has been sent to security holders.

                                 EXHIBIT INDEX

              EXHIBIT
              NUMBER
              -------
               3.1        Certificate of Incorporation(1)
               3.2        Bylaws(1)
               4.1        Form of Indenture between the Registrant and
                          Texas Commerce Bank, National Association,
                          as Trustee(1)
               4.2        Form of First Supplement to the Indenture(3)
               4.3        Form of Second Supplement to the Indenture(4)
               4.4        Form of Third Supplement to the Indenture(5)
               4.5        Form of Fourth Supplement to the Indenture(6)
               4.6        Form of Fifth Supplement to the Indenture(7)
               4.7        Form of Sixth Supplement to the Indenture(7)
               4.8        Form of Seventh Supplement to the Indenture(8)
               4.9        Form of Eighth Supplement to the Indenture(9)
               4.10       Form of Ninth Supplement to the Indenture(9)
               4.11       Form of Tenth Supplement to the Indenture(10)
               4.12       Form of Eleventh Supplement to the Indenture(11)
               4.13       Form of Twelfth Supplement to the Indenture(10)
               4.14       Form of Thirteenth Supplement to the Indenture(12)
               4.15       Form of Fourteenth Supplement to the Indenture(13)
               4.16       Form of Fifteenth Supplement to the Indenture(13)
               4.17       Form of Sixteenth Supplement to the Indenture(14)
               4.18       Form of Seventeenth Supplement to the Indenture(14)
               4.20       Form of Nineteenth Supplement to the Indenture(17)
              10.1        Form of Pooling and Administrative Agreement(1)
              10.2        Form of Servicing Agreement(1)
              10.4        Management Agreement between the Company and
                          Capstead Advisers, Inc. dated January 1, 1994(2)
              10.5        Amended Management Agreement between the Company
                          and Capstead Advisers, Inc. October 1, 1994(16)
              23          Consent of Ernst & Young LLP, Independent Auditors*
              27          Financial Data Schedule*

-----------------
(1) Incorporated herein by reference to the Company's Registration Statement on Form S-3 (No. 33-42337) filed August 21, 1991.
(2) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.
(3) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on December 24, 1991.
(4) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on December 23, 1991.
(5) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on January 28, 1993.
(6) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on February 28, 1993.
(7) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on March 30, 1993.
(8) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on April 30, 1993.
(9) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on May 29, 1993.
(10) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on June 30, 1993.
(11) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on June 29, 1993.
(12) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on July 30, 1993.
(13) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on August 28, 1993.
(14) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on September 30, 1993.
(15) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on January 29, 1994.
(16) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
(17) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on October 9, 1998.
 *       Filed herewith.