Form 10-Q
period 1999-03-31
CAPSTEAD SECURITIES CORPORATION IV
filed 1999-05-10
CIK 878517

===============================================================================

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 1999

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

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock ($1.00 par value)                           1,000 as of May 6, 1999

===============================================================================

                        CAPSTEAD SECURITIES CORPORATION IV
                                     FORM 10-Q
                       FOR THE QUARTER ENDED MARCH 31, 1999


                                       INDEX



                                                                                                             PAGE
                                                                                                             ----
                                        PART I. -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

   Balance Sheet -- March 31, 1999 and December 31, 1998..................................................    1

   Statement of Operations -- Quarter Ended March 31, 1999 and 1998.......................................    2

   Statement of Cash Flows -- Quarter Ended March 31, 1999 and 1998.......................................    3

   Notes to Financial Statements..........................................................................    4

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.....................................................    6


                                          PART II. -- OTHER INFORMATION

ITEM 1. Legal Proceedings.................................................................................    7

ITEM 5. Other Information.................................................................................    7

ITEM 6. Exhibits and Reports on Form 8-K..................................................................    7

SIGNATURES................................................................................................    8

                         PART I. -- FINANCIAL INFORMATION
                        CAPSTEAD SECURITIES CORPORATION IV
                                   BALANCE SHEET
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)


ITEM 1. FINANCIAL STATEMENTS



                                                     MARCH 31, 1999  DECEMBER 31, 1998
                                                     --------------  -----------------
                                                      (UNAUDITED)

ASSETS
   Mortgage securities collateral                    $      338,606   $      532,805
   Cash and cash equivalents                                      8              325
   Other assets                                                 153              779
                                                     --------------   --------------

                                                     $      338,767   $      533,909
                                                     ==============   ==============

LIABILITIES
   Collateralized mortgage securities                $      333,761   $      524,321
   Accrued expenses                                              53               50
                                                     --------------   --------------

                                                            333,814          524,371
                                                     --------------   --------------

STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value,
     1 shares authorized,
     issued and outstanding                                       1                1
   Paid-in capital                                            1,337            5,029
   Undistributed loss                                            --             (327)
   Accumulated other comprehensive income                     3,615            4,835
                                                     --------------   --------------

                                                              4,953            9,538
                                                     --------------   --------------

                                                     $      338,767   $      533,909
                                                     ==============   ==============



See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)




                                           QUARTER ENDED MARCH 31
                                          ------------------------
                                             1999          1998
                                          ----------    ----------

Interest income:
   Mortgage securities collateral         $    7,402    $    9,758
   Receivable from Parent                         22             8
                                          ----------    ----------

       Total interest income                   7,424         9,766
                                          ----------    ----------

Interest expense on collateralized
   mortgage securities                         7,018         9,365
                                          ----------    ----------

         Net interest income                     406           401
                                          ----------    ----------

Other revenue:
   Gain on sale of released
     mortgage securities collateral            2,644         1,907
   Loss on redemption of collateralized
     mortgage securities                        (872)         (350)
                                          ----------    ----------

                                               1,772         1,557
                                          ----------    ----------

Other expense:
   Management fees                                 3             3
   Professional fees and other                     8            28
   Pool insurance                                358           307
                                          ----------    ----------

       Total other expense                       369           338
                                          ----------    ----------

Net income                                     1,809         1,620
                                          ----------    ----------

Other comprehensive loss                      (1,220)           --
                                          ----------    ----------

Comprehensive income                      $      589    $    1,620
                                          ==========    ==========



See accompanying notes to financial statements.

                        CAPSTEAD SECURITIES CORPORATION IV
                              STATEMENT OF CASH FLOWS
                                    (UNAUDITED)
                                  (IN THOUSANDS)



                                                                 QUARTER ENDED MARCH 31
                                                               ----------------------------
                                                                    1999            1998
                                                               ------------    ------------

OPERATING ACTIVITIES:
   Net income                                                  $      1,809    $      1,620
   Noncash item - amortization of
     discount and premium                                              (102)            273
   Net change in other assets and
     accrued expenses                                                   629             198
   Gain on sale of released mortgage
     securities collateral                                           (2,644)         (1,907)
   Loss on redemption of collateralized
     mortgage securities                                                872             350
                                                               ------------    ------------

       Net cash provided by operating activities                        564             534
                                                               ------------    ------------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Principal collections on collateral                             73,634          42,178
     Decrease in accrued interest receivable                          1,274             576
     Decrease (increase) in short-term investments                   10,803          (3,209)
   Sale of released mortgage securities
     collateral                                                     108,783          37,048
                                                               ------------    ------------

       Net cash provided by investing activities                    194,494          76,593
                                                               ------------    ------------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Principal payments on securities                              (188,533)        (73,483)
     Decrease in accrued interest payable                            (1,668)           (776)
   Capital contributions (distributions)                             (3,692)            145
   Dividends paid                                                    (1,482)         (1,641)
                                                               ------------    ------------

       Net cash used by financing activities                       (195,375)        (75,755)
                                                               ------------    ------------

Net change in cash and cash equivalents                                (317)          1,372

Cash and cash equivalents at beginning
   of period                                                            325               8
Cash and cash equivalents at end of                            ------------    ------------
   period                                                      $          8    $      1,380
                                                               ============    ============




See accompanying notes to financial statements.

                        CAPSTEAD SECURITIES CORPORATION IV
                           NOTES TO FINANCIAL STATEMENTS
                                  MARCH 31, 1999
                                    (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 1999 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1999. For further information refer to the financial statements and footnotes thereto included in the Capstead Securities Corporation IV (the "Company") annual report on Form 10-K for the year ended December 31, 1998.

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

The following tables summarize fair value disclosures for mortgage securities collateral held available-for-sale and held-to-maturity for the periods indicated (in thousands):


                                          AS OF  MARCH 31, 1999
                           ------------------------------------------------------
                                            GROSS         GROSS
                                          UNREALIZED    UNREALIZED       FAIR
                               COST         GAINS         LOSSES         VALUE
                           ------------  ------------  ------------  ------------

Available-for-sale         $    250,283  $      3,615  $         --  $    253,898
Held-to-maturity                 84,708         1,337            71        85,974
                           ------------  ------------  ------------  ------------
                           $    334,991  $      4,952  $         71  $    339,872
                           ============  ============  ============  ============



                                           AS OF  DECEMBER 31, 1998
                           ------------------------------------------------------
                                            GROSS         GROSS
                                          UNREALIZED    UNREALIZED       FAIR
                               COST         GAINS         LOSSES         VALUE
                           ------------  ------------  ------------  ------------

Available-for-sale         $    300,208  $      4,835  $         --  $    305,043
Held-to-maturity                227,762         5,985            86       233,661
                           ------------  ------------  ------------  ------------
                           $    527,970  $     10,820  $         86  $    538,704
                           ============  ============  ============  ============

The maturity of mortgage securities collateral is directly affected by the rate of principal prepayments by mortgagors. In addition, upon redemption of remaining bonds outstanding pursuant to clean-up calls, released collateral may be sold provided the collateral has paid down to within 15% of its original issue amount. Such sales are deemed maturities under the provisions of Statement of Financial Accounting Standards No. 115.

The following tables summarize disclosures related to the disposition of released CMO collateral held-to-maturity (in thousands):


                                                            QUARTER ENDED
                                                              MARCH 31
                                                         ------------------
                                                           1999      1998
                                                         --------  --------
Sale of released CMO collateral held-to-maturity:
     Amortized cost                                      $106,139  $ 35,076
     Gains                                                  2,644     1,907

NOTE C -- NET INTEREST INCOME ANALYSIS

The following table summarizes interest income and interest expense and the average effective interest rates for mortgage securities collateral and collateralized mortgage securities (dollars in thousands):


                                             QUARTER ENDED MARCH 31
                                --------------------------------------------------
                                         1999                       1998
                                ----------------------   -------------------------
                                              AVERAGE                     AVERAGE
                                  AMOUNT        RATE        AMOUNT         RATE
                                ----------   ---------   ----------      ---------

Interest income on mortgage
   securities collateral        $    7,402        6.58%  $    9,758        8.33%
Interest expense on
   collateralized mortgage
   securities                        7,018        6.27        9,365        8.17
                                ----------               ----------

Net interest                    $      384               $      393
                                ==========               ==========


The following table summarizes the amount of change in interest income and interest expense due to changes in effective interest rates versus changes in volume (in thousands):


                                              RATE*         VOLUME*         TOTAL
                                          ------------   ------------   ------------

Interest income on mortgage
   securities collateral                  $     (1,989)  $       (367)  $     (2,356)
Interest expense on
   collateralized mortgage securities           (2,127)          (220)        (2,347)
                                          ------------   ------------   ------------

                                          $        138   $       (147)  $         (9)
                                          ============   ============   ============


* THE CHANGE IN INTEREST DUE TO BOTH VOLUME AND RATE HAS BEEN ALLOCATED TO VOLUME AND RATE CHANGES IN PROPORTION TO THE RELATIONSHIP OF THE ABSOLUTE DOLLAR AMOUNTS OF THE CHANGE IN EACH.

Interest payments on collateralized mortgage securities of $8,665,000 and $9,924,000 were made during the quarters ended March 31, 1999 and 1998, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Capstead Securities Corporation IV (the "Company") was incorporated on August 16, 1991, as a special-purpose finance subsidiary of Capstead Mortgage Corporation ("CMC") and commenced operations on December 23, 1991 with the issuance of its first collateralized mortgage obligation ("CMO"), Series 1991-VIII. As of March 31, 1999, the Company had issued 19 CMOs with an aggregate initial principal balance of $4,572,644,000, including two CMOs with an aggregate initial principal balance of $551,537,000, which were recorded as sales when issued in 1992.

RESULTS OF OPERATIONS

Residual investments in CMOs (represented by the difference between the carrying value of mortgage securities collateral and collateralized mortgage securities on the balance sheet; also referred to as "CMO Investments") recorded net operating income of $18,000 for the quarter ended March 31, 1999, compared to $58,000 for the same period in 1998. Operating results produced by CMO Investments are represented by the difference between interest income on mortgage securities collateral and interest expense and professional fees on collateralized mortgage securities and mortgage pool insurance expense on mortgage securities collateral.

Operating results from CMO Investments declined due in part to a 4% decline in the average holdings of mortgage securities collateral during the quarter ended March 31, 1999 compared to the same period in 1998. Average holdings of mortgage securities collateral were $450 million during the current quarter compared to $468 million for the corresponding prior year period. The decrease in average holdings was the result of runoff (prepayments and scheduled payments) and the redemptions of four CMOs during the quarter ended March 31, 1999. These decreases were partially offset by the September 1998 issuance of a $346 million CMO (Series 1998-III). The runoff rate was 15% during the current quarter compared to 9% during the same quarter in 1998. The Company recorded gains of $2,644,000 in conjunction with the redemption of the CMOs, partially offset by the write-off of $842,000 of related bond discounts. The following table presents the weighted average yields for the periods shown:


                                              QUARTER ENDED MARCH 31
                                             -----------------------
                                                 1999         1998
                                             ----------   ----------

Mortgage securities collateral                     6.58%        8.33%
Collateralized mortgage securities                 6.27         8.17
                                             ----------   ----------
Net margin                                         0.31%        0.16%
                                             ==========   ==========


Although net margins can fluctuate depending on the timing of the payoff of collateral and bonds with differing amounts of purchase premium and bond discounts, the tendency is for CMO net margins to decline as lower-yielding, shorter-term CMO bonds are paid off prior to longer-term bonds with relatively higher interest rates. However, collateral yields for the quarter ended March 31, 1999 were lower than in the same period in 1998 because of the issuance in September 1998 of CMO Series 1998-III with an effective collateral yield of 6.51% at March 31, 1998 and the sale of relatively high yielding released CMO collateral. Similarly, CMO bond rates were lower in 1999 because of the issuance of CMO Series 1998-III floating rate bonds with an average rate of 5.12% at quarter-end and the redemption of relatively high rate bonds from older series of CMOs.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are the receipt of excess cash flows on CMO Investments (primarily the excess of principal and interest earned on the mortgage securities collateral including reinvestment proceeds over the principal and interest payable on the CMOs), proceeds from additional CMO issuances and occasionally proceeds from the sale of collateral released from the related CMOs. During the first quarter of 1999, the Company redeemed the remaining outstanding bonds of four CMOs (Series 1992-I, 1992-II, 1992-IV and 1992-XII) totaling $122,995,000 pursuant to clean-up calls, and sold the related released collateral of $106,139,000 for a gain of $2,644,000. Net income and excess cash flows from CMO investments have allowed dividends of $1,482,000 and $1,641,000 during the quarter ended March 31, 1999 and 1998, respectively, and the return of $3,692,000 of capital during the first quarter of 1999. The Company continues to qualify as a real estate investment trust subsidiary.

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

     Costs. The financial costs of the Manager becoming Year 2000 compliant are the responsibility of the Manager.

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

                           PART II. -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:  None.

ITEM 5. OTHER INFORMATION:  None.

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


                                    CAPSTEAD SECURITIES CORPORATION IV



Date:  May 6, 1999                  By: /s/ RONN K. LYTLE
                                        ---------------------------------------
                                        Ronn K. Lytle
                                        Chairman and Chief Executive Officer



Date:  May 6, 1999                  By: /s/ ANDREW F. JACOBS
                                        ---------------------------------------
                                        Andrew F. Jacobs
                                        Executive Vice President-Finance,
                                          Treasurer and Secretary

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  27           Financial Data Schedule