Form 10-Q
period 1999-06-30
CAPSTEAD SECURITIES CORPORATION IV
filed 1999-08-16
CIK 878517

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 1999

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO
                               ------------    --------------

COMMISSION FILE NUMBER:  33-42337

                       CAPSTEAD SECURITIES CORPORATION IV
             (Exact name of Registrant as specified in its Charter)

                   DELAWARE                                 75-2390594
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                   Identification No.)

8401 N CENTRAL EXPRESSWAY, SUITE 800, DALLAS, TX               75225
   (Address of principal executive offices)                  (Zip Code)

        Registrant's telephone number, including area code (214) 874-2323

                  2711 N HASKELL AVENUE, SUITE 900, DALLAS, TX 75204
                  --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last report)

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

Common Stock ($1.00 par value)                       1,000 as of August 10, 1999

================================================================================

                       CAPSTEAD SECURITIES CORPORATION IV
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999


                                     INDEX



                                                                                                            PAGE
                                               PART I. -- FINANCIAL INFORMATION
ITEM 1. Financial Statements

   Balance Sheet -- June 30, 1999 and December 31, 1998...................................................    1

   Statement of Operations -- Quarter and Six Months Ended
     June 30, 1999 and 1998...............................................................................    2

   Statement of Cash Flows -- Six Months Ended
     June 30, 1999 and 1998...............................................................................    3

   Notes to Financial Statements..........................................................................    4

ITEM 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations...............................................    7


                                           PART II. -- OTHER INFORMATION

ITEM 1.       Legal Proceedings...........................................................................    9

ITEM 5.       Other Information...........................................................................    9

ITEM 6.       Exhibits and Reports on Form 8-K............................................................    9

SIGNATURES................................................................................................   10

                        PART I. -- FINANCIAL INFORMATION
                       CAPSTEAD SECURITIES CORPORATION IV
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


ITEM 1.       FINANCIAL STATEMENTS

                                                  JUNE 30, 1999     DECEMBER 31, 1998
                                                  -------------     -----------------
                                                   (UNAUDITED)
ASSETS
   Mortgage securities collateral                   $263,229             $532,805
   Cash and cash equivalents                              46                  325
   Other assets                                           68                  779
                                                    --------             --------

                                                    $263,343             $533,909
                                                    ========             ========

LIABILITIES
   Collateralized mortgage securities               $259,437             $524,321
   Accrued expenses                                       55                   50
                                                    --------             --------

                                                     259,492              524,371
                                                    --------             --------

STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value,
     1 shares authorized,
     issued and outstanding                                1                    1
   Paid-in capital                                       779                5,029
   Undistributed gain (loss)                             364                 (327)
   Accumulated other comprehensive income              2,707                4,835
                                                    --------             --------

                                                       3,851                9,538
                                                    --------             --------

                                                    $263,343             $533,909
                                                    ========             ========




See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                             STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                QUARTER ENDED              SIX MONTHS ENDED
                                                   JUNE 30                      JUNE 30
                                            ----------------------      ----------------------
                                              1999          1998          1999          1998
                                            --------      --------      --------      --------
Interest income:
   Mortgage securities collateral           $  4,756      $  7,889      $ 12,158      $ 17,647
   Receivable from Parent                          1            22            23            30
                                            --------      --------      --------      --------

     Total interest income                     4,757         7,911        12,181        17,677
                                            --------      --------      --------      --------

Interest expenses on collateralized
   mortgage securities                         4,567         7,855        11,585        17,220
                                            --------      --------      --------      --------

       Net interest income                       190            56           596           457
                                            --------      --------      --------      --------

Other revenue:
   Gain on sale of released
     mortgage securities collateral              431            --         3,075         1,557
   Loss on redemption of collateralized
     mortgage securities                          --            --          (872)           --
                                            --------      --------      --------      --------

     Total other revenue                         431            --         2,203         1,557
                                            --------      --------      --------      --------

Other expense:
   Management fees                                 2             2             5             5
   Professional fees and other                    29            22            37            50
   Pool insurance                                226           259           584           566
                                            --------      --------      --------      --------

     Total other expense                         257           283           626           621
                                            --------      --------      --------      --------

Net income (loss)                                364          (227)        2,173         1,393
                                            --------      --------      --------      --------

Other comprehensive loss                        (908)           --        (2,128)           --
                                            --------      --------      --------      --------

Comprehensive income (loss)                 $   (544)     $   (227)     $     45      $  1,393
                                            ========      ========      ========      ========


See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                        SIX MONTHS ENDED JUNE 30
                                                                    -------------------------------
                                                                       1999                 1998
                                                                    ---------             ---------
OPERATING ACTIVITIES:
   Net income                                                       $   2,173             $   1,393
   Noncash item - amortization of
     discount and premium                                                (179)                  641
   Net change in other assets and
     accrued expenses                                                     716                   329
   Gain on sale of released mortgage
     securities collateral                                             (3,075)               (1,557)
   Loss on redemption of collateralized
     mortgage securities                                                  872                     -
                                                                    ---------             ---------
       Net cash provided by operating
         activities                                                       507                   806
                                                                    ---------             ---------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Principal collections on collateral                              124,201               104,282
     Decrease in accrued interest receivable                            1,759                 1,023
     Decrease (increase) in short-term investments                     12,877                (3,986)
   Sale of released mortgage securities collateral                    129,602                37,048
                                                                    ---------             ---------
       Net cash provided by investing
         activities                                                   268,439               138,367
                                                                    ---------             ---------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Principal payments on securities                                (261,369)             (134,082)
     Decrease in accrued interest payable                              (2,124)               (1,505)
   Capital distributions                                               (4,250)               (1,736)
   Dividends paid                                                      (1,482)               (1,641)
                                                                    ---------             ---------
       Net cash used by financing
         activities                                                  (269,225)             (138,964)
                                                                    ---------             ---------

Net change in cash and cash equivalents                                  (279)                  209

Cash and cash equivalents at beginning
   of period                                                              325                     8
Cash and cash equivalents at end of                                 ---------             ---------
   period                                                           $      46             $     217
                                                                    =========             =========


See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1999. For further information refer to the financial statements and footnotes thereto included in the Capstead Securities Corporation IV (the "Company") annual report on Form 10-K for the year ended December 31, 1998.

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

The following tables summarize fair value disclosures for mortgage securities collateral held available-for-sale and held-to-maturity for the periods indicated (in thousands):

                                      AS OF  JUNE 30, 1999
                       -----------------------------------------------
                                      GROSS        GROSS
                                    UNREALIZED   UNREALIZED     FAIR
                         COST         GAINS        LOSSES       VALUE
                       --------     ----------   ----------   --------
Available-for-sale     $207,927     $    2,707   $       --   $210,634
Held-to-maturity         52,595            273           61     52,807
                       --------     ----------   ----------   --------
                       $260,522     $    2,980   $       61   $263,441
                       ========     ==========   ==========   ========

                                   AS OF  DECEMBER 31, 1998
                       -----------------------------------------------
                                      GROSS        GROSS
                                    UNREALIZED   UNREALIZED     FAIR
                         COST         GAINS        LOSSES       VALUE
                       --------     ----------   ----------   --------
Available-for-sale     $300,208     $    4,835   $       --   $305,043
Held-to-maturity        227,762          5,985           86    233,661
                       --------     ----------   ----------   --------
                       $527,970     $   10,820   $       86   $538,704
                       ========     ==========   ==========   ========

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

The following tables summarize disclosures related to the disposition of released CMO collateral held-to-maturity (in thousands):

                                                        QUARTER ENDED         SIX MONTHS ENDED
                                                           JUNE 30                JUNE 30
                                                      -----------------     --------------------
                                                       1999      1998         1999        1998
                                                      -------   -------     --------    --------
Sale of released CMO collateral held-to-maturity:
     Amortized cost                                   $20,388   $    --     $126,527    $ 35,076
     Gains                                                431        --        3,075       1,557

NOTE C -- NET INTEREST INCOME ANALYSIS

The following tables summarize interest income and interest expense and the average effective interest rates for mortgage securities collateral and collateralized mortgage securities (dollars in thousands):

                                                          QUARTER ENDED JUNE 30
                                              -------------------------------------------
                                                    1999                     1998
                                              ------------------       ------------------
                                                         AVERAGE                  AVERAGE
                                              AMOUNT      RATE         AMOUNT      RATE
                                              ------     -------       ------     -------
Interest income on mortgage
   securities collateral                      $4,756        6.29%      $7,889        8.00%
Interest expense on
   collateralized mortgage securities          4,567        5.97        7,855        8.14
                                              ------                   ------

Net interest income                           $  189                   $   34
                                              ======                   ======

                                                     SIX MONTHS ENDED JUNE 30
                                              -------------------------------------------
                                                    1999                     1998
                                              ------------------       ------------------
                                                         AVERAGE                  AVERAGE
                                              AMOUNT      RATE         AMOUNT      RATE
                                              -------    -------       -------    -------
Interest income on mortgage
   securities collateral                      $12,158       6.41%      $17,647       8.21%
Interest expense on
   collateralized mortgage securities          11,585       6.10        17,220       8.19
                                              -------                  -------

Net interest income                           $   573                  $   427
                                              =======                  =======

The following tables summarize interest income and interest expense and the average effective interest rates for mortgage securities collateral and collateralized mortgage securities (dollars in thousands):

                                            QUARTER ENDED JUNE 30, 1999
                                          ---------------------------------
                                           RATE*       VOLUME*       TOTAL
                                          -------      -------      -------
Interest income on mortgage
   securities collateral                  $(1,503)     $(1,630)     $(3,133)
Interest expense on
   collateralized mortgage securities      (1,848)      (1,440)      (3,288)
                                          -------      -------      -------

                                          $   345      $  (190)     $   155
                                          =======      =======      =======

                                            SIX MONTHS ENDED JUNE 30, 1999
                                          ---------------------------------
                                           RATE*       VOLUME*       TOTAL
                                          -------      -------      -------
Interest income on mortgage
   securities collateral                  $(3,573)     $(1,916)     $(5,489)
Interest expense on
   collateralized mortgage securities      (4,082)      (1,553)      (5,635)
                                          -------      -------      -------

                                          $   509      $  (363)     $   146
                                          =======      =======      =======

* THE CHANGE IN INTEREST DUE TO BOTH VOLUME AND RATE HAS BEEN ALLOCATED TO VOLUME AND RATE CHANGES IN PROPORTION TO THE RELATIONSHIP OF THE ABSOLUTE DOLLAR AMOUNTS OF THE CHANGE IN EACH.

Interest payments on collateralized mortgage securities of $15,428,000 and $19,366,000 were made during the six months ended June 30, 1999 and 1998, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Capstead Securities Corporation IV (the "Company") was incorporated on August 16, 1991, as a special-purpose finance subsidiary of Capstead Mortgage Corporation (the "Manager") and commenced operations on December 23, 1991 with the issuance of its first collateralized mortgage obligation ("CMO"), Series 1991-VIII. As of June 30, 1999, the Company had issued 19 CMOs with an aggregate initial principal balance of $4.6 billion and can issue an additional $427 million under its existing registration with the Securities and Exchange Commission. As of June 30, 1999, all but three of these CMO Series have been redeemed pursuant to clean-up calls, leaving a remaining CMO outstanding principal balance of $254 million.

RESULTS OF OPERATIONS

Residual investments in collateralized mortgage obligations (represented by the difference between the carrying value of mortgage securities collateral and collateralized mortgage securities on the balance sheet; also referred to as "CMO Investments") resulted in losses of $66,000 and $48,000 for the quarter and six months ended June 30, 1999, respectively, compared to losses of $247,000 and $189,000 for the same periods in 1998. Operating results produced by CMO Investments is represented by the difference between interest income on mortgage securities collateral and interest expense and professional fees on collateralized mortgage securities and mortgage pool insurance expense on mortgage securities collateral.

Operating results from CMO Investments benefited from the redemptions during 1999 of five CMOs. In the month a CMO redemption is funded, the payment of related bond interest expense ceases. This generally results in one month of interest income on the collateral without offsetting bond expense, thus improving operating results. Results also improved as several CMOs with relatively low net interest margins were redeemed over the past 18 months. Refer to the increase in the net margin as shown in the table below. These benefits were partially offset by a 12% decline in the average holdings of mortgage securities collateral and collateralized mortgage securities during the six months ended June 30, 1999 compared to the same period in 1998. Average holdings of mortgage securities collateral were $379 million during the six months ended June 30, 1999, compared to $430 million for the corresponding prior year period. The decrease in average holdings was the result of runoff (prepayments and scheduled payments) and the redemptions of CMOs over the last 18 months, including the five CMOs redeemed during 1999. The run-off rate was 64% during the six months ended June 30, 1999, compared to 51% during the same period in 1998. The Company recorded gains of $3,075,000 in conjunction with the redemption of CMOs, partially offset by the write-off of $872,000 of related bond discounts.

The following tables present the weighted average yields for the periods shown:

                                           QUARTER ENDED         SIX MONTHS ENDED
                                              JUNE 30                 JUNE 30
                                          ----------------       -----------------
                                           1999      1998         1999       1998
                                          ------    ------       ------     ------
Mortgage securities collateral              6.29%     8.00%        6.41%      8.21%
Collateralized mortgage securities          5.97      8.14         6.10       8.19
                                          ------    ------       ------     ------

Net margin                                  0.32%    (0.14)%       0.31%      0.02%
                                          ======    ======       ======     ======

Although net margins can fluctuate depending on the timing of the payoff of collateral and bonds with differing amounts of purchase premium and bond discounts, the tendency is for CMO net margins to decline as lower-yielding, shorter-term CMO bonds are paid off prior to longer-term bonds with relatively higher interest rates. However, collateral yields for the six months ended June 30, 1999 were lower than in the same period in 1998 because of the September 1998 issuance of CMO Series 1998-III with an effective collateral yield of 6.32% at June 30, 1999 and the sale of relatively high yielding released CMO collateral. Similarly, CMO bond rates were lower in 1999 because of the issuance of CMO Series 1998-III floating rate bonds with an average rate of 5.94% at June 30, 1999 and the redemption of relatively high rate bonds from older series of CMOs.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are the receipt of excess cash flows on CMO Investments (primarily the excess of principal and interest earned on the mortgage securities collateral including reinvestment proceeds over the principal and interest payable on the CMOs), proceeds from additional CMO issuances and occasionally proceeds from the sale of collateral released from the related CMOs. During the six months ended June 30, 1999, the Company redeemed the remaining outstanding bonds of five CMOs (Series 1992-I, 1992-II, 1992-IV, 1992-XII and 1992-XIII) totaling $146,284,000 pursuant to clean-up calls, and sold the related released collateral of $126,527,000 for a gain of $3,075,000. Net income and excess cash flows from CMO investments have allowed dividends of $1,482,000 and $1,641,000 during the six months ended June 30, 1999 and 1998, respectively, and the return of $4,250,000 and $1,736,000 of capital during the same periods. The Company continues to qualify as a real estate investment trust subsidiary.

IMPACT OF THE YEAR 2000

Many existing computer software programs use only two digits to identify the year in date fields and, as such, could fail or create erroneous results by or at the Year 2000. The Manager utilizes a number of software systems to administer securitizations and manage the Company's mortgage assets. In addition, the Manager utilizes vendors in various capacities and interfaces with various institutions. The Manager is exposed to the risk that its systems and the systems of its vendors and institutions it interfaces with are not Year 2000 compliant.

     State of Readiness. The Manager has made and will continue to make investments in its software systems and applications to ensure the Manager is Year 2000 compliant. The Manager is also taking steps to ensure that the vendors it utilizes and institutions that it interfaces with are also taking the necessary steps to become Year 2000 compliant. This process is expected to be completed in the third quarter of 1999.

     Costs. The financial costs of the Manager becoming Year 2000 compliant are the responsibility of the Manager.

     Risks and Contingency Planning. Although the Manager believes that all its systems and applications and those of its vendors are currently Year 2000 compliant, there can be no assurance that instances of non-compliance will not occur. The Manager will take all prudent steps necessary to ensure operations are not disrupted including the use of other vendors or other methodologies and processes to transact the Company's business. The effect of any disruption to the Company's operations of any such instances of non-compliance is presently not determinable.


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


                                         CAPSTEAD SECURITIES CORPORATION IV




Date:  August 10, 1999              By: /s/ RONN K. LYTLE
                                        ----------------------------------------
                                        Ronn K. Lytle
                                        Chairman and Chief Executive Officer




Date:  August 10, 1999              By: /s/ ANDREW F. JACOBS
                                        ----------------------------------------
                                        Andrew F. Jacobs
                                        Executive Vice President - Finance

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER            ITEM
-------           ----
    27            Financial Data Schedule (electronic filing only)