Form 10-Q
period 1999-09-30
CAPSTEAD SECURITIES CORPORATION IV
filed 1999-11-12
CIK 878517

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----  EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 1999

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

Common Stock ($1.00 par value)                     1,000 as of November 10, 1999

================================================================================

                       CAPSTEAD SECURITIES CORPORATION IV
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                      INDEX



                                                                                                              PAGE
                                                                                                              ----
                                             PART I. -- FINANCIAL INFORMATION

ITEM 1.   Financial Statements

   Balance Sheet -- September 30, 1999 and December 31, 1998..............................................     1

   Statement of Operations -- Quarter and Nine Months Ended
     September 30, 1999 and 1998..........................................................................     2

   Statement of Cash Flows -- Nine Months Ended
     September 30, 1999 and 1998..........................................................................     3

   Notes to Financial Statements..........................................................................     4

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations...................................................     7


                                               PART II. -- OTHER INFORMATION


ITEM 1.   Legal Proceedings...............................................................................     9

ITEM 5.   Other Information...............................................................................     9

ITEM 6.   Exhibits and Reports on Form 8-K................................................................     9

SIGNATURES................................................................................................    10

                        PART I. -- FINANCIAL INFORMATION
                       CAPSTEAD SECURITIES CORPORATION IV
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


ITEM 1. FINANCIAL STATEMENTS


                                              SEPTEMBER 30, 1999     DECEMBER 31, 1998
                                              ------------------     ------------------
                                                 (UNAUDITED)
ASSETS
   Mortgage securities collateral             $          213,684     $          532,805
   Cash and cash equivalents                                  81                    325
   Other assets                                               10                    779
                                              ------------------     ------------------

                                              $          213,775     $          533,909
                                              ==================     ==================

LIABILITIES
   Collateralized mortgage securities         $          210,659     $          524,321
   Payable to Parent                                         487                     --
   Accrued expenses                                           57                     50
                                              ------------------     ------------------

                                                         211,203                524,371
                                              ------------------     ------------------

STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value,
     1 shares authorized,
     issued and outstanding                                    1                      1
   Paid-in capital                                           314                  5,029
   Undistributed gain (loss)                                  --                   (327)
   Accumulated other comprehensive income                  2,257                  4,835
                                              ------------------     ------------------

                                                           2,572                  9,538
                                              ------------------     ------------------

                                              $          213,775     $          533,909
                                              ==================     ==================

See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                             STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                   QUARTER ENDED               NINE MONTHS ENDED
                                                   SEPTEMBER 30                   SEPTEMBER 30
                                            --------------------------     --------------------------
                                               1999            1998           1999            1998
                                            ----------      ----------     ----------      ----------
Interest income:
   Mortgage securities collateral           $    3,951      $    6,352     $   16,109      $   23,999
   Receivable from Parent                            2              20             25              50
                                            ----------      ----------     ----------      ----------

     Total interest income                       3,953           6,372         16,134          24,049
                                            ----------      ----------     ----------      ----------

Interest expenses on collateralized
   mortgage securities                           3,885           6,069         15,470          23,289
                                            ----------      ----------     ----------      ----------

       Net interest income                          68             303            664             760
                                            ----------      ----------     ----------      ----------

Other revenue:
   Gain on sale of released
     mortgage securities collateral                242           1,331          3,317           2,888
   Loss on redemption of collateralized
     mortgage securities                            --              --           (872)             --
                                            ----------      ----------     ----------      ----------

       Total other revenue                         242           1,331          2,445           2,888
                                            ----------      ----------     ----------      ----------

Other expense:
   Management fees                                   3               3              8               8
   Professional fees and other                       5              19             42              69
   Pool insurance                                  179             228            763             794
                                            ----------      ----------     ----------      ----------

     Total other expense                           187             250            813             871
                                            ----------      ----------     ----------      ----------

Net income                                         123           1,384          2,296           2,777

Other comprehensive loss                          (450)             --         (2,578)             --
                                            ----------      ----------     ----------      ----------

Comprehensive income (loss)                 $     (327)     $    1,384     $     (282)     $    2,777
                                            ==========      ==========     ==========      ==========

See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                            NINE MONTHS ENDED SEPTEMBER 30
                                            ------------------------------
                                                1999              1998
                                            ------------      ------------
OPERATING ACTIVITIES:
   Net income                                 $    2,296      $    2,777
   Noncash item - amortization of
     discount and premium                            (99)            996
   Net change in other assets and
     accrued expenses                                776             692
   Gain on sale of released mortgage
     securities collateral                        (3,317)         (2,888)
   Loss on redemption of collateralized
     mortgage securities                             872              --
                                              ----------      ----------
         Net cash provided by operating
           activities                                528           1,577
                                              ----------      ----------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Purchases of collateral                          --        (353,442)
     Principal collections on collateral         157,110         141,375
     Decrease (increase) in accrued
       interest receivable                         2,075            (625)
     Decrease (increase) in short-term
       investments                                13,385           5,069
   Sale of released mortgage
     securities collateral                       144,541          87,216
                                              ----------      ----------
         Net cash provided (used) by
           investing activities                  317,111        (120,407)
                                              ----------      ----------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Issuance of securities                           --         355,568
     Principal payments on securities           (309,343)       (227,271)
     Decrease in accrued interest payable         (2,343)         (2,747)
   Increase in payable to Parent                     487           1,136
   Capital distributions                          (4,715)         (4,898)
   Dividends paid                                 (1,969)         (2,777)
                                              ----------      ----------
         Net cash provided (used) by
           financing activities                 (317,883)        119,011
                                              ----------      ----------

Net change in cash and cash equivalents             (244)            181

Cash and cash equivalents at beginning
   of period                                         325               8
                                              ----------      ----------

Cash and cash equivalents at end of
   period                                     $       81      $      189
                                              ==========      ==========


See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)



NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1999. For further information refer to the financial statements and footnotes thereto included in the Capstead Securities Corporation IV (the "Company") annual report on Form 10-K for the year ended December 31, 1998.

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

The following tables summarize fair value disclosures for mortgage securities collateral held available-for-sale and held-to-maturity for the periods indicated (in thousands):

                                  AS OF SEPTEMBER 30, 1999
                       -----------------------------------------------
                                     GROSS         GROSS
                                   UNREALIZED   UNREALIZED      FAIR
                         COST        GAINS        LOSSES        VALUE
                       --------    ----------   ----------    --------
Available-for-sale     $178,680     $  2,257     $     --     $180,937
Held-to-maturity         32,747           --           53       32,694
                       --------     --------     --------     --------
                       $211,427     $  2,257     $     53     $213,631
                       ========     ========     ========     ========

                                  AS OF DECEMBER 31, 1998
                       -----------------------------------------------
                                     GROSS         GROSS
                                   UNREALIZED   UNREALIZED      FAIR
                         COST        GAINS        LOSSES        VALUE
                       --------    ----------   ----------    --------
Available-for-sale     $300,208     $  4,835     $     --     $305,043
Held-to-maturity        227,762        5,985           86      233,661
                       --------     --------     --------     --------
                       $527,970     $ 10,820     $     86     $538,704
                       ========     ========     ========     ========

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

The following table summarizes disclosures related to the disposition of released CMO collateral held-to-maturity (in thousands):

                                                          QUARTER ENDED           NINE MONTHS ENDED
                                                          SEPTEMBER 30               SEPTEMBER 30
                                                      ---------------------     ---------------------
                                                        1999         1998         1999         1998
                                                      --------     --------     --------     --------
Sale of released CMO collateral held-to-maturity:
     Amortized cost                                   $ 14,697     $ 48,836     $141,224     $ 84,328
     Gains                                                 242        1,331        3,317        2,888

NOTE C -- NET INTEREST INCOME ANALYSIS

The following tables summarize interest income and interest expense and the average effective interest rates for mortgage securities collateral and collateralized mortgage securities (dollars in thousands):


                                           QUARTER ENDED SEPTEMBER 30
                                ------------------------------------------------
                                        1999                        1998
                                ---------------------      ---------------------
                                              AVERAGE                   AVERAGE
                                 AMOUNT        RATE          AMOUNT       RATE
                                --------     --------      --------     --------
Interest income on mortgage
   securities collateral        $  3,951         6.66%     $  6,352         8.29%
Interest expense on
   collateralized mortgage
   securities                      3,885         6.46         6,069         8.10
                                --------                   --------
Net interest                    $     66                   $    283
                                ========                   ========

                                        NINE MONTHS ENDED SEPTEMBER 30
                                ---------------------------------------------
                                        1999                     1998
                                --------------------     --------------------
                                             AVERAGE                  AVERAGE
                                 AMOUNT       RATE        AMOUNT       RATE
                                --------    --------     --------    --------
Interest income on mortgage
   securities collateral        $ 16,109        6.42%    $ 23,999        8.25%
Interest expense on
   collateralized mortgage
   securities                     15,470        6.13       23,289        8.18
                                --------                 --------
Net interest                    $    639                 $    710
                                ========                 ========

The following tables summarize interest income and interest expense and the average effective interest rates for mortgage securities collateral and collateralized mortgage securities (dollars in thousands):

                                           QUARTER ENDED SEPTEMBER 30, 1999
                                          ----------------------------------
                                           RATE *       VOLUME*       TOTAL
                                          --------     --------     --------
Interest income on mortgage
   securities collateral                  $ (1,120)    $ (1,281)    $ (2,401)
Interest expense on
   collateralized mortgage securities       (1,109)      (1,075)      (2,184)
                                          --------     --------     --------
                                          $    (11)    $   (206)    $   (217)
                                          ========     ========     ========

                                          NINE MONTHS ENDED SEPTEMBER 30, 1999
                                          ------------------------------------
                                            RATE*        VOLUME*        TOTAL
                                          --------      --------      --------
Interest income on mortgage
   securities collateral                  $ (4,864)     $ (3,026)     $ (7,890)
Interest expense on
   collateralized mortgage securities       (5,363)       (2,456)       (7,819)
                                          --------      --------      --------
                                          $    499      $   (570)     $    (71)
                                          ========      ========      ========

* THE CHANGE IN INTEREST DUE TO BOTH VOLUME AND RATE HAS BEEN ALLOCATED TO VOLUME AND RATE CHANGES IN PROPORTION TO THE RELATIONSHIP OF THE ABSOLUTE DOLLAR AMOUNTS OF THE CHANGE IN EACH.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Capstead Securities Corporation IV (the "Company") was incorporated on August 16, 1991, as a special-purpose finance subsidiary of Capstead Mortgage Corporation (the "Manager") and commenced operations on December 23, 1991 with the issuance of its first collateralized mortgage obligation ("CMO"), Series 1991-VIII. As of September 30, 1999, the Company had issued 19 CMOs with an aggregate initial principal balance of $4.6 billion and can issue an additional $427 million under its existing registration with the Securities and Exchange Commission. As of September 30, 1999, all but two of these CMO Series have been redeemed pursuant to clean-up calls, leaving a remaining CMO outstanding principal balance of $206 million.

RESULTS OF OPERATIONS

Residual investments in collateralized mortgage obligations (represented by the difference between the carrying value of mortgage securities collateral and collateralized mortgage securities on the balance sheet; also referred to as "CMO Investments") resulted in losses of $118,000 and $166,000 for the quarter and nine months ended September 30, 1999, respectively, compared to earnings of $36,000 and losses of $153,000 for the same periods in 1998. Operating results produced by CMO Investments is represented by the difference between interest income on mortgage securities collateral and interest expense and professional fees on collateralized mortgage securities and mortgage pool insurance expense on mortgage securities collateral.

Operating results from CMO Investments declined due in part to a 14% decline in the average holdings of mortgage securities collateral during the nine months ended September 30, 1999 compared to the same period in 1998. Average holdings of mortgage securities collateral were $334 million during the nine months ended September 30, 1999, compared to $388 million for the corresponding prior year period. The decrease in average holdings was the result of runoff (prepayments and scheduled payments) and the redemptions of six CMOs during the year. The runoff rate was 42% during the nine months ended September 30, 1999, compared to 40% during the same period in 1998. The Company recorded gains of $3,317,000 in conjunction with the redemption of the CMOs, partially offset by the write-off of $872,000 of related bond discounts.

The following tables present the weighted average yields for the periods shown:

                                          QUARTER ENDED         NINE MONTHS ENDED
                                          SEPTEMBER 30            SEPTEMBER 30
                                       ------------------      ------------------
                                        1999        1998        1999        1998
                                       ------      ------      ------      ------
Mortgage securities collateral           6.66%       8.29%       6.42%       8.25%
Collateralized mortgage securities       6.46        8.10        6.13        8.18
                                       ------      ------      ------      ------

Net margin                               0.20%       0.19%       0.29%       0.07%
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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are the receipt of excess cash flows on CMO Investments (primarily the excess of principal and interest earned on the mortgage securities collateral including reinvestment proceeds over the principal and interest payable on the CMOs), proceeds from additional CMO issuances and occasionally proceeds from the sale of collateral released from the related CMOs. During the nine months ended September 30, 1999, the Company redeemed the remaining outstanding bonds of six CMOs (Series 1992-I, 1992-II, 1992-IV, 1992-XII, 1992-XIII and 1992-XV) totaling $162,027,000 pursuant to clean-up calls, and sold the related released collateral of $141,224,000 for a gain of $3,317,000. Net income and excess cash flows from CMO investments have allowed dividends of $1,969,000 and $2,777,000 during the nine months ended September 30, 1999 and 1998, respectively, and the return of $4,715,000 and $4,898,000 of capital during the same periods. The Company continues to qualify as a real estate investment trust subsidiary.

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

     State of Readiness. The Manager has made investments in its software systems and applications to ensure the Manager is Year 2000 compliant. The Manager has also taken steps to ensure that the vendors it utilizes and institutions that it interfaces with have also taken the necessary steps to become Year 2000 compliant. This process was completed in the third quarter of 1999.

     Costs. The financial costs of the Manager becoming Year 2000 compliant are the responsibility of the Manager.

     Risks and Contingency Planning. The Manager considers all its systems and applications to be Year 2000 compliant, and has taken steps to ensure that all of the vendors it utilizes and institutions that it interfaces have completed their compliance efforts. Nonetheless, the Manager will continue to monitor Year 2000 compliance and has drafted contingency plans for all critical processes to help ensure the impact on the Company's operations, or that of customers or vendors will be minimized if an event of non-compliance occurs. These plans include arranging for the use of other vendors or other methodologies and processes to transact the Company's business. The effect of any such disruption to the Company's operations is not presently determinable.

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


                                           CAPSTEAD SECURITIES CORPORATION IV





Date:  November 10, 1999          By:   /s/ RONN K. LYTLE
                                        ----------------------------------------
                                        Ronn K. Lytle
                                        Chairman and Chief Executive Officer




Date:  November 10, 1999          By:   /s/ ANDREW F. JACOBS
                                        ----------------------------------------
                                        Andrew F. Jacobs
                                        Executive Vice President - Finance

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                     DESCRIPTION
------                     -----------
  27                       Financial Data Schedule (electronic filing only).