Form 10-K
period 1999-12-31
CAPSTEAD SECURITIES CORPORATION IV
filed 2000-03-29
CIK 878517

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---    EXCHANGE ACT OF 1934


         FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1999

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---    EXCHANGE ACT OF 1934



         OR THE TRANSITION PERIOD FROM ____________ TO ______________

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

AT MARCH 23, 2000 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES WAS: NOT APPLICABLE.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J (1)(a) AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT.

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MARCH 23, 2000: 1,000

DOCUMENTS INCORPORATED BY REFERENCE: NONE.


================================================================================

                       CAPSTEAD SECURITIES CORPORATION IV

                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS



                                                                                    PAGE
                                                                                    ----

                                     PART I
ITEM  1.       BUSINESS.........................................................      1

ITEM  2.       PROPERTIES.......................................................      2

ITEM  3.       LEGAL PROCEEDINGS................................................      2


                                     PART II

ITEM  5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS...............................      3

ITEM  7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................      3

ITEM  7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK.............................................      5

ITEM  8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................      5

ITEM  9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE...........................     16


                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K...........................................     17

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

The Company was formed primarily for the purpose of issuing and selling collateralized mortgage obligations ("CMOs"), collateralized by mortgage-backed, pass-through certificates ("Certificates") which evidence an interest in a pool of mortgage loans secured by single-family residences. The Certificates pledged as collateral for the CMOs are either contributed by CMC or purchased from third parties and are either Ginnie Mae Certificates, Fannie Mae Certificates, Federal Home Loan Mortgage Corporation Certificates or mortgage pass-through ("Non-Agency") Certificates. On August 21, 1991 the Securities and Exchange Commission declared effective a registration statement filed by the Company covering the offering of a maximum of $5 billion aggregate principal amount of CMOs. As of December 31, 1999, the Company has issued 19 series of CMOs with an aggregate original principal balance of $4,572,644,000.

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

EMPLOYEES

At December 31, 1999 the Company had no employees. The Manager provides all executive and administrative personnel required by the Company.

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

As compensation for its services under a servicing agreement, the servicers retain a servicing fee, payable monthly, generally 1/4 of 1% of the outstanding principal balance of each mortgage loan serviced as of the last day of each month. CMC does not currently service mortgage loans with respect to CMOs issued by the Company. In addition, CMC is the administrator with respect to the Non-Agency Certificates collateralizing Series 1998-3 and related CMOs. During 1999 CMC retained fees for administering these Non-Agency Certificates and related CMOs of $34,000.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

1999 COMPARED TO 1998

Residual investments in CMOs (represented by the difference between the carrying value of mortgage securities collateral and collateralized mortgage securities on the balance sheet; also referred to as "CMO Investments") produced an operating loss of $172,000 in 1999 compared to an operating loss of $467,000 in 1998. Operating results produced by CMO Investments is represented by the difference between interest income on mortgage securities collateral and interest expense and professional fees on collateralized mortgage securities and mortgage pool insurance expense on mortgage securities collateral. The Company elected Real Estate Mortgage Investment Conduit ("REMIC") status for tax purposes on the issuance of CMO Series 1998-3. This issuance was accounted for as a financing because an affiliate of the Company retained an investment in this CMO. As a financing, CMO collateral and Bonds are reflected on the balance sheet; however, because the Company did not retain any investment in this CMO, no economic benefit was or will be received and thus no net income or loss was or will be recognized related to this CMO other than amortization of unreimbursed bond issuance costs.

Operating results from CMO Investments improved due primarily to lower prepayments in 1999 than in 1998, which caused collateral and bond premiums and discounts to be amortized at a slower rate in 1999 than in 1998. Run-off rates were 35% and 49% for the year ended December 31, 1999 and 1998, respectively. Excluding the effects of CMO Series 1998-III, issued September 28, 1998, amortization of collateral and bond premiums and discounts resulted in a net expense of $691,000 and $1.4 million during 1999 and 1998, respectively. In addition, results also improved as several CMOs with relatively low net interest margins were redeemed during 1999. Refer to the increase in the net margin as shown in the table below.

The following table presents the weighted average yields for the periods shown:

                                               YEAR ENDED DECEMBER 31
                                               ----------------------
                                               1999              1998
                                               ----              ----
Mortgage securities collateral                 6.49%             7.99%
Collateralized mortgage securities             6.20              7.93
                                               ----              ----
Net interest spread                            0.29%             0.06%
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

During 1999 the Company redeemed the remaining outstanding bonds of six CMOs (Series 1992-I, 1992-II, 1992-IV, 1992-XII, 1992-XIII and 1992-XV) totaling
$162,027,000 pursuant to clean-up calls, and sold the related released collateral of $141,224,000 for gains totaling $3,317,000 offset somewhat by losses on redeeming the remaining CMO bonds of $872,000.

1998 COMPARED TO 1997

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are the receipt of excess cash flows on CMO Investments (primarily the excess of principal and interest earned on the mortgage securities collateral including reinvestment proceeds over the principal and interest payable on the CMOs), proceeds from additional CMO issuances and occasionally proceeds from the sale of collateral released from the related CMOs. During 1999 the Company redeemed the remaining outstanding bonds of six CMOs (Series 1992-I, 1992-II, 1992-IV, 1992-XII, 1992-XIII and 1992-XV) totaling $162,027,000 pursuant to clean-up calls, and sold the related released collateral of $141,224,000 for gains totaling $3,317,000. The Company has only two remaining series of CMOs outstanding as of December 31, 1999, neither of which is expected to be called until 2001. Net income and excess cash flows from CMO Investments have allowed dividends of $1,969,000 and $2,777,000 during 1999 and 1998, respectively, and the return of $4,338,000 and $3,960,000 of capital during 1999 and 1998, respectively. The Company continues to qualify as a real estate investment trust subsidiary.

IMPACT OF YEAR 2000

The Manager took the necessary steps to ensure that its software systems and applications would not fail or create erroneous results by or at December 31, 1999 ("Year 2000 compliant"). The Manager also took steps to ensure that the vendors it utilizes and institutions that it interfaces with had also taken the necessary steps to become Year 2000 compliant. The Company experienced no material instances of Year 2000 compliance failures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company only has one remaining non-REMIC CMO outstanding at December 31, 1999 with related mortgage securities collateral of $30.8 million that supports bonds of $30.1 million resulting in a retained CMO residual of $699,000 (CMO Series 1993-1). The Company has exposure to interest rate risk related to this CMO residual. If mortgage interest rates rise from current levels, mortgage prepayments on the collateral are expected to decline allowing the Company to earn the net interest spread and to amortize related collateral premiums and bond discounts for a longer period of time. Conversely, if mortgage rates decline, prepayments will likely increase and the period of time that a net interest spread can be earned and related collateral premiums and bond discounts can be amortized over will be shorter. If mortgage rates were to be 100 basis points higher or lower in 2000, operating results of this residual can be expected to increase by $9,000 or decrease by $49,000, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         REPORT OF INDEPENDENT AUDITORS



Stockholder and Board of Directors
Capstead Securities Corporation IV

We have audited the accompanying balance sheet of Capstead Securities Corporation IV (a wholly-owned subsidiary of Capstead Mortgage Corporation) as of December 31, 1999 and 1998, and the related statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capstead Securities Corporation IV at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.





                                                               ERNST & YOUNG LLP











Dallas, Texas
January 27, 2000

                       CAPSTEAD SECURITIES CORPORATION IV
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                              DECEMBER 31
                                                       ------------------------
                                                         1999            1998
                                                       ---------      ---------
ASSETS
   Mortgage securities collateral                      $ 193,490      $ 532,805
   Cash and cash equivalents                                  25            325
   Other assets                                                9            779
                                                       ---------      ---------

                                                       $ 193,524      $ 533,909
                                                       =========      =========

LIABILITIES
   Collateralized mortgage securities                  $ 191,601      $ 524,321
   Accrued expenses                                           60             50
                                                       ---------      ---------

                                                         191,661        524,371
                                                       ---------      ---------

STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value,
     1 shares authorized,
     issued and outstanding                                    1              1
   Paid-in capital                                           691          5,029
   Undistributed loss                                        (14)          (327)
   Accumulated other comprehensive income                  1,185          4,835
                                                       ---------      ---------

                                                           1,863          9,538
                                                       ---------      ---------

                                                       $ 193,524      $ 533,909
                                                       =========      =========


See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                             STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)



                                                     YEAR ENDED DECEMBER 31
                                                -------------------------------
                                                  1999        1998       1997
                                                --------    --------   --------
Interest income:
   Mortgage securities collateral               $ 19,637    $ 34,115   $ 52,411
   Receivable from Parent                             19          39         71
                                                --------    --------   --------

     Total interest income                        19,656      34,154     52,482

Interest expense on collateralized
   mortgage securities                            18,862      33,270     49,544
                                                --------    --------   --------

       Net interest income                           794         884      2,938
                                                --------    --------   --------

Other revenue:
   Gain on sale of released
     mortgage securities collateral                3,317       2,888      3,386
   Loss on redemption of collateralized
     mortgage securities                            (872)         --         --
                                                --------    --------   --------

       Total other revenue                         2,445       2,888      3,386

Other expenses:
   Management fees                                    10          10         10
   Professional fees and other                        45          75        104
   Pool insurance                                    902       1,237      1,613
                                                --------    --------   --------

     Total other expenses                            957       1,322      1,727
                                                --------    --------   --------

Net income                                         2,282       2,450      4,597

Other comprehensive income (loss)                 (3,650)      4,835     (2,646)
                                                --------    --------   --------

Comprehensive income (loss)                     $ (1,368)   $  7,285   $  1,951
                                                ========    ========   ========


See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                        STATEMENT OF STOCKHOLDER'S EQUITY
                       THREE YEARS ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)




                                                                                               ACCUMULATED
                                        COMMON STOCK                                               OTHER
                                       ---------------     PAID-IN         UNDISTRIBUTED      COMPREHENSIVE
                                      SHARES     AMOUNT    CAPITAL         INCOME (LOSS)       INCOME (LOSS)   TOTAL
                                     --------   --------   --------        -------------      --------------  -------
Balance at
   January 1, 1997                          1   $      1   $ 17,713           $ (3,041)          $  2,646    $ 17,319

Capital distribution                       --         --     (8,724)                --                 --      (8,724)

Other comprehensive income (loss):
   Change in unrealized loss
   on debt securities, net
   of reclassification amount              --         --         --                 --             (2,646)     (2,646)

Net income                                 --         --         --              4,597                 --       4,597

Dividends paid                             --         --         --             (1,556)                --      (1,556)
                                     --------   --------   --------           --------           --------    --------

Balance at December 31, 1997                1          1      8,989                 --                 --       8,990

Capital distribution                       --         --     (3,960)                --                 --      (3,960)

Other comprehensive income (loss):
   Change in unrealized gain
   on debt securities, net
   of reclassification amount              --         --         --                 --              4,835       4,835

Net income                                 --         --         --              2,450                 --       2,450

Dividends paid                             --         --         --             (2,777)                --      (2,777)
                                     --------   --------   --------           --------           --------    --------

Balance at December 31, 1998                1          1      5,029               (327)             4,835       9,538

Capital distribution                       --         --     (4,338)                --                 --      (4,338)

Other comprehensive income (loss):
   Change in unrealized gain
   on debt securities, net
   of reclassification amount              --         --         --                 --             (3,650)     (3,650)

Net income                                 --         --         --              2,282                 --       2,282

Dividends paid                             --         --         --             (1,969)                --      (1,969)
                                     --------   --------   --------           --------           --------    --------

Balance at December 31, 1999                1   $      1   $    691           $    (14)          $  1,185    $  1,863
                                     ========   ========   ========           ========           ========    ========


See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)



                                                           YEAR ENDED DECEMBER 31
                                                     -----------------------------------
                                                        1999        1998         1997
                                                     ---------    ---------    ---------
OPERATING ACTIVITIES:
   Net income                                        $   2,282    $   2,450    $   4,597
   Noncash item - amortization of discount
     and premium                                          (213)       1,120          772
   Net change in other assets and accrued expenses         780          740          995
   Gain on sale of released mortgage
     securities collateral                              (3,317)      (2,888)      (3,386)
   Loss on redemption of collateralized
     mortgage securities                                   872           --           --
                                                     ---------    ---------    ---------
         Net cash provided
           by operating activities                         404        1,422        2,978
                                                     ---------    ---------    ---------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Purchases of collateral                                --     (353,442)          --
     Principal collections on collateral               175,216      233,308      138,618
     Decrease (increase) in accrued interest
       receivable                                        2,195           (6)       1,911
     Decrease (increase) in short-term investments      13,895          278       (4,502)
   Sale of released mortgage securities collateral     144,541       87,216      137,725
                                                     ---------    ---------    ---------
         Net cash provided (used)
           by investing activities                     335,847      (32,646)     273,752
                                                     ---------    ---------    ---------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Issuance of securities                                 --      355,568           --
     Principal payments on securities                 (327,918)    (314,201)    (266,508)
     Decrease in accrued interest payable               (2,326)      (3,089)      (2,609)
   Capital distributions                                (4,338)      (3,960)      (8,724)
   Dividends paid                                       (1,969)      (2,777)      (1,556)
                                                     ---------    ---------    ---------
         Net cash provided (used) by
           financing activities                       (336,551)      31,541     (279,397)
                                                     ---------    ---------    ---------

Net change in cash and cash equivalents                   (300)         317       (2,667)

Cash and cash equivalents at
   beginning of year                                       325            8        2,675
                                                     ---------    ---------    ---------

Cash and cash equivalents at end of year             $      25    $     325    $       8
                                                     =========    =========    =========


See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                       CAPSTEAD SECURITIES CORPORATION IV
                                DECEMBER 31, 1999


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

The components of mortgage securities collateral are summarized as follows (in thousands):

                                  DECEMBER 31
                              -------------------
                                1999       1998
                              --------   --------
Mortgage collateral           $186,784   $503,184
Short-term investments             509     14,404
Accrued interest receivable      1,238      3,433
                              --------   --------
   Total collateral            188,531    521,021
Unamortized premium              3,774      6,949
                              --------   --------
     Net collateral           $192,305   $527,970
                              ========   ========

The weighted average effective interest rate for mortgage securities collateral was 6.49% and 7.99% during 1999 and 1998, respectively.

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

                                              DECEMBER 31
                                     -----------------------------
                                       1999                 1998
                                     --------             --------
Collateralized mortgage securities   $187,097             $515,015
Accrued interest payable                  535                2,861
                                     --------             --------
   Total obligation                   187,632              517,876
Unamortized premium                     3,969                6,445
                                     --------             --------
     Net obligation                  $191,601             $524,321
                                     ========             ========

Range of average interest rates    6.66% to 7.68%      5.22% to 8.75%
Range of stated maturities         2023 to 2025         2007 to 2025
Number of series                        2                    8

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

The weighted average effective interest rate for all collateralized mortgage securities was 6.20% and 7.93% during 1999 and 1998, respectively. Interest payments on collateralized mortgage securities of $20,406,000, $35,567,000, and $51,577,000 were made during 1999, 1998, and 1997, respectively.

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

                                     DECEMBER 31, 1999     DECEMBER 31, 1998
                                    -------------------   -------------------
                                    CARRYING     FAIR     CARRYING     FAIR
                                     AMOUNT      VALUE     AMOUNT      VALUE
ASSETS
   Cash and cash equivalents        $     25   $     25   $    325   $    325
   Mortgage securities collateral    193,490    193,398    532,805    538,704
LIABILITIES
   Collateralized mortgage
     securities                      191,601    181,022    524,321    509,658

The following table summarizes fair value disclosures for mortgage securities collateral held available-for-sale and held to maturity (in thousands):

                                     GROSS        GROSS
                                   UNREALIZED   UNREALIZED    FAIR
                          COST       GAINS        LOSSES      VALUE
                        --------   ----------   ----------  --------
DECEMBER 31, 1999
   Available-for-sale   $161,456   $  1,185      $     --   $162,641
   Held-to-maturity       30,849         --            91     30,758

DECEMBER 31, 1998
   Available-for-sale   $300,208   $  4,835      $     --   $305,043
   Held-to-maturity      227,762      5,985            86    233,661

Upon the Company's redemption of remaining bonds outstanding pursuant to clean-up calls, released CMO collateral may be sold. Such sales are deemed maturities under the provisions of SFAS 115. The following table summarizes disclosures related to the disposition of released CMO collateral held available-for-sale and held-to-maturity (in thousands):

                        COST BASIS    GAINS
                        ----------    -----
DECEMBER 31, 1999
   Held-to-maturity      $141,184   $  3,317

DECEMBER 31, 1998
   Held-to-maturity      $ 83,534   $  2,888

DECEMBER 31, 1997
   Available-for-sale*   $ 75,901   $  1,466
   Held-to-maturity        58,414      1,920

* Represents the reclassification amount included in other comprehensive income (loss) as a component of the change in unrealized gains (losses) on debt securities held available-for-sale.

NOTE F -- ALLOWANCE FOR POSSIBLE LOSSES

The Company has limited exposure to losses on mortgage loans. Losses due to typical mortgagor default or fraud or misrepresentation during origination of the mortgage loan are substantially reduced by the acquisition of mortgage pool insurance from AAA-rated mortgage pool insurers. The amount of coverage under any such mortgage pool insurance policy is the amount (typically 10% to 12% of the aggregate amount in such pool of mortgage loans), determined by one or more Rating Agencies, necessary to allow the securities such pools are pledged to secure to be rated AAA, when combined with homeowner equity or other insurance coverage. Certain other risks, however, are not covered by mortgage pool insurance. These risks include special hazards which are not covered by standard hazard insurance policies. Special hazards are typically catastrophic events that are unable to be predicted (e.g., earthquakes). The Company has limited its exposure to special hazard losses by acquiring special hazard insurance coverage from an insurer rated AAA. Because of its limited exposure to mortgage loan losses, the Company has determined that an allowance for losses is not warranted at December 31, 1999.

Since approximately 74% of the Company's mortgage loans are secured by properties located in California, the Company has a concentration of risk related to the California market. However, the Company's exposure arising from this concentration is reduced by the acquisition of mortgage pool insurance and special hazard insurance.

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

NOTE H -- TRANSACTIONS WITH RELATED PARTY

The Company signed a $1 million revolving subordinated promissory note with CMC under which interest accrued on amounts payable based on the annual federal short-term rate as published by the Internal Revenue Service. This note matures January 1, 2001. Repayments may be made as funds are available.

CMC is the administrator with respect to the Non-Agency Certificates collateralizing Series 1998-3 and related CMOs. During 1999 CMC retained fees for administering these Non-Agency Certificates and related CMOs of $34,000.

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

NOTE I -- NET INTEREST INCOME ANALYSIS (UNAUDITED)

The following table summarizes interest income and interest expense and the average effective interest rate for mortgage securities collateral and collateralized mortgage securities (dollars in thousands):

                               1999                    1998                   1997
                        ---------------------   --------------------   --------------------
                                      AVERAGE                AVERAGE                AVERAGE
                        AMOUNT         RATE     AMOUNT        RATE     AMOUNT        RATE
                        ------        -------   ------       -------   ------       -------
Interest income on
  mortgage securities
  collateral            $19,637        6.49%   $34,115        7.99%   $52,411        8.47%
Interest expense on
  collateralized
  mortgage securities    18,862        6.20     33,270        7.93     49,544        8.17
                        -------                -------                -------
Net interest income     $   775                $   845                $ 2,867
                        =======                =======                =======

The following table summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume (in thousands):

                                                 1999/1998
                                     --------------------------------
                                       RATE       VOLUME      TOTAL
                                     --------    --------    --------
Interest income on mortgage
   securities collateral             $ (5,702)   $ (8,776)   $(14,478)
Interest expense on collateralized
   mortgage securities                 (6,365)     (8,043)    (14,408)
                                     --------    --------    --------
                                     $    663    $   (733)   $    (70)
                                     ========    ========    ========

                                                 1998/1997
                                     --------------------------------
                                       RATE       VOLUME       TOTAL
                                     --------    --------    --------
Interest income on mortgage
   securities collateral             $ (2,816)   $(15,480)   $(18,296)
Interest expense on collateralized
   mortgage securities                 (1,422)    (14,852)    (16,274)
                                     --------    --------    --------
                                     $ (1,394)   $   (628)   $ (2,022)
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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  Documents filed as part of this report:

          1.   The following financial statements of the Company are included in
               ITEM 8:

                                                                                                       PAGE
                                                                                                       ----
               Balance Sheet - December 31, 1999 and 1998                                                7
               Statement of Operations - Three Years Ended
                 December 31, 1999                                                                       8
               Statement of Stockholder's Equity - Three Years
                 Ended December 31, 1999                                                                 9
               Statement of Cash Flows - Three Years Ended
                 December 31, 1999                                                                      10
               Notes to Financial Statements - December 31, 1999                                        11

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


                                            CAPSTEAD SECURITIES CORPORATION IV
                                                       REGISTRANT



Date:  March 24, 2000                       By:/s/ ANDREW F. JACOBS
                                               --------------------------------
                                                     Andrew F. Jacobs
                                               Executive Vice President-Finance


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the dates indicated.



/s/ RONN K. LYTLE                  Chairman, Chief                  March 24, 2000
------------------------------       Executive Officer
        (Ronn K. Lytle)              and Director


/s/ ANDREW F. JACOBS               Executive Vice President -       March 24, 2000
------------------------------       Finance
       (Andrew F. Jacobs)



/s/ MAURICE MCGRATH                Director                         March 28, 2000
------------------------------
        (Maurice McGrath)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material has been sent to security holders.

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                DESCRIPTION
------                -----------
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