Form 10-Q
period 2000-03-31
CAPSTEAD SECURITIES CORPORATION IV
filed 2000-05-11
CIK 878517

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  |X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------  SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2000

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

Common Stock ($1.00 par value)                          1,000 as of May 10, 2000


================================================================================

                       CAPSTEAD SECURITIES CORPORATION IV
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000


                                      INDEX



                                                                                                             PAGE
                                                                                                             ----
                                        PART I. -- FINANCIAL INFORMATION
ITEM 1. Financial Statements

   Balance Sheet -- March 31, 2000 and December 31, 1999..................................................    1

   Statement of Operations -- Quarter Ended March 31, 2000 and 1999.......................................    2

   Statement of Cash Flows -- Quarter Ended March 31, 2000 and 1999.......................................    3

   Notes to Financial Statements..........................................................................    4

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.....................................................    6


                                         PART II. -- OTHER INFORMATION

ITEM 1. Legal Proceedings.................................................................................    7

ITEM 5. Other Information.................................................................................    7

ITEM 6. Exhibits and Reports on Form 8-K..................................................................    7

SIGNATURES................................................................................................    8

                        PART I. -- FINANCIAL INFORMATION
                       CAPSTEAD SECURITIES CORPORATION IV
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


ITEM 1. FINANCIAL STATEMENTS


                                          MARCH 31, 2000     DECEMBER 31, 1999
                                          --------------     -----------------
                                            (UNAUDITED)
ASSETS
   Mortgage securities collateral         $      178,685      $      193,490
   Cash and cash equivalents                          48                  25
   Other assets                                        8                   9
                                          --------------      --------------

                                          $      178,741      $      193,524
                                          ==============      ==============

LIABILITIES
   Collateralized mortgage securities     $      178,393      $      191,601
   Accrued expenses                                   62                  60
                                          --------------      --------------

                                                 178,455             191,661
                                          --------------      --------------

STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value,
     1 shares authorized,
     issued and outstanding                            1                   1
   Paid-in capital                                   691                 691
   Undistributed loss                                (13)                (14)
   Accumulated other comprehensive
     income (loss)                                  (393)              1,185
                                          --------------      --------------

                                                     286               1,863
                                          --------------      --------------

                                          $      178,741      $      193,524
                                          ==============      ==============


See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                  QUARTER ENDED MARCH 31
                                                  ----------------------
                                                    2000          1999
                                                   -------      -------
Interest income:
   Mortgage securities collateral                  $ 3,379      $ 7,402
   Receivable from Parent                               --           22
                                                   -------      -------

       Total interest income                         3,379        7,424
                                                   -------      -------

Interest expense on collateralized
   mortgage securities                               3,244        7,018
                                                   -------      -------

         Net interest income                           135          406
                                                   -------      -------

Other operating revenue (expense):
   Gain on sale of released
     mortgage securities collateral                     --        2,644
   Loss on redemption of collateralized
     mortgage securities                                --         (872)
   Management fees                                      (3)          (3)
   Professional fees and other                          (2)          (8)
   Pool insurance                                     (129)        (358)
                                                   -------      -------

       Total other operating revenue (expense)        (134)       1,403
                                                   -------      -------

Net income                                               1        1,809
                                                   -------      -------

Other comprehensive loss                            (1,578)      (1,220)
                                                   -------      -------

Comprehensive income (loss)                        $(1,577)     $   589
                                                   =======      =======


See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                      QUARTER ENDED MARCH 31
                                                     ------------------------
                                                       2000            1999
                                                     ---------      ---------
OPERATING ACTIVITIES:
   Net income                                        $       1      $   1,809
   Noncash item - amortization of
     discount and premium                                  (40)          (102)
   Net change in other assets and
     accrued expenses                                        3            629
   Gain on sale of released mortgage
     securities collateral                                  --         (2,644)
   Loss on redemption of collateralized
     mortgage securities                                    --            872
                                                     ---------      ---------
       Net cash provided (used) by
         operating activities                              (36)           564
                                                     ---------      ---------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Principal collections on collateral                12,798         73,634
     Decrease in accrued interest receivable                83          1,274
     Decrease in short-term investments                     69         10,803
   Sale of released mortgage securities
     collateral                                             --        108,783
                                                     ---------      ---------

       Net cash provided by investing activities        12,950        194,494
                                                     ---------      ---------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Principal payments on securities                  (12,863)      (188,533)
     Decrease in accrued interest payable                  (28)        (1,668)
   Capital distributions                                    --         (3,692)
   Dividends paid                                           --         (1,482)
                                                     ---------      ---------

       Net cash used by financing activities           (12,891)      (195,375)
                                                     ---------      ---------

Net change in cash and cash equivalents                     23           (317)

Cash and cash equivalents at beginning
   of period                                                25            325
                                                     ---------      ---------
Cash and cash equivalents at end of
   period                                            $      48      $       8
                                                     =========      =========


See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2000 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2000. For further information refer to the financial statements and footnotes thereto included in the Capstead Securities Corporation IV (the "Company") annual report on Form 10-K for the year ended December 31, 1999.

NOTE B -- DISCLOSURES REGARDING FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The following tables summarize fair value disclosures for mortgage securities collateral held available-for-sale and held-to-maturity for the periods indicated (in thousands):

                                    AS OF  MARCH 31, 2000
                       -----------------------------------------------
                                     GROSS        GROSS
                                   UNREALIZED   UNREALIZED      FAIR
                         COST        GAINS        LOSSES        VALUE
                       --------    ----------   ----------    --------
Available-for-sale     $149,050    $      --     $    393     $148,657
Held-to-maturity         30,028           --           78       29,950
                       --------     --------     --------     --------
                       $179,078     $     --     $    471     $178,607
                       ========     ========     ========     ========

                                   AS OF  DECEMBER 31, 1999
                       -----------------------------------------------
                                      GROSS       GROSS
                                   UNREALIZED   UNREALIZED      FAIR
                         COST         GAINS       LOSSES        VALUE
                       --------    ----------   ----------    --------
Available-for-sale     $161,456     $  1,185     $     --     $162,641
Held-to-maturity         30,849           --           91       30,758
                       --------     --------     --------     --------
                       $192,305     $  1,185     $     91     $193,399
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

The following tables summarize disclosures related to the disposition of released CMO collateral held-to-maturity (in thousands):

                                                          QUARTER ENDED
                                                             MARCH 31
                                                        ------------------
                                                        2000          1999
                                                        ----          ----
Sale of released CMO collateral held-to-maturity:
     Amortized cost                                   $     --     $106,139
     Gains                                                  --        2,644

NOTE C -- NET INTEREST INCOME ANALYSIS

The following table summarizes interest income and interest expense and the average effective interest rates for mortgage securities collateral and collateralized mortgage securities (dollars in thousands):

                                           QUARTER ENDED MARCH 31
                                ----------------------------------------------
                                       2000                      1999
                                ---------------------     --------------------
                                              AVERAGE                  AVERAGE
                                AMOUNT         RATE       AMOUNT        RATE
                                -------       -------     -------      -------
Interest income on mortgage
   securities collateral        $ 3,379        7.36%     $ 7,402        6.58%
Interest expense on
   collateralized mortgage
   securities                     3,244        7.07        7,018        6.27
                                -------                  -------

Net interest                    $   135                  $   384
                                =======                  =======

The following table summarizes the amount of change in interest income and interest expense due to changes in effective interest rates versus changes in volume for the quarter ended March 31, 2000 compared to the same period in 1999 (in thousands):

                                           RATE*       VOLUME*       TOTAL
                                          -------      -------      -------
Interest income on mortgage
   securities collateral                  $   795      $(4,818)     $(4,023)
Interest expense on
   collateralized mortgage securities         799       (4,573)      (3,774)
                                          -------      -------      -------

                                          $    (4)     $  (245)     $  (249)
                                          =======      =======      =======

* THE CHANGE IN INTEREST DUE TO BOTH VOLUME AND RATE HAS BEEN ALLOCATED TO VOLUME AND RATE CHANGES IN PROPORTION TO THE RELATIONSHIP OF THE ABSOLUTE DOLLAR AMOUNTS OF THE CHANGE IN EACH.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Capstead Securities Corporation IV (the "Company") was incorporated on August 16, 1991, as a special-purpose finance subsidiary of Capstead Mortgage Corporation ("CMC") and commenced operations on December 23, 1991 with the issuance of its first collateralized mortgage obligation ("CMO"), Series 1991-VIII. As of March 31, 2000, the Company had issued 19 CMOs with an aggregate initial principal balance of $4,572,644,000, including two CMOs with an aggregate initial principal balance of $551,537,000, which were recorded as sales when issued in 1992.

RESULTS OF OPERATIONS

Residual investments in CMOs (represented by the difference between the carrying value of mortgage securities collateral and collateralized mortgage securities on the balance sheet; also referred to as "CMO Investments") recorded net operating income of $4,000 for the quarter ended March 31, 2000, compared to $18,000 for the same period in 1999. Operating results produced by CMO Investments are represented by the difference between interest income on mortgage securities collateral and interest expense and professional fees on collateralized mortgage securities and mortgage pool insurance expense on mortgage securities collateral.

Operating results from CMO Investments declined due primarily to a 59% decline in the average holdings of mortgage securities collateral during the quarter ended March 31, 2000 compared to the same period in 1999. Average holdings of mortgage securities collateral were $184 million during the current quarter compared to $450 million for the corresponding prior year period. The decrease in average holdings was the result of runoff (prepayments and scheduled payments) and the redemptions of two CMOs since March 31, 1999. The runoff rate was 27% during the current quarter compared to 59% during the same quarter in 1999. The following table presents the weighted average yields for the periods shown:

                                     QUARTER ENDED MARCH 31
                                     ----------------------
                                        2000        1999
                                       ------      ------
Mortgage securities collateral           7.36%       6.58%
Collateralized mortgage securities       7.07        6.27
                                       ------      ------
Net margin                               0.29%       0.31%
                                       ======      ======

Although net margins can fluctuate depending on the timing of the payoff of collateral and bonds with differing amounts of purchase premium and bond discounts, the tendency is for CMO net margins to decline as lower-yielding, shorter-term CMO bonds are paid off prior to longer-term bonds with relatively higher interest rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are the receipt of excess cash flows on CMO Investments (primarily the excess of principal and interest earned on the mortgage securities collateral including reinvestment proceeds over the principal and interest payable on the CMOs), proceeds from additional CMO issuances and occasionally proceeds from the sale of collateral released from the related CMOs. Net income and excess cash flows from CMO Investments allowed dividends of $1,482,000 and the return of $3,692,000 of capital during the first quarter of 1999. There were no dividends or return of capital during the first quarter of 2000. The Company continues to qualify as a real estate investment trust subsidiary.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company only has one remaining non-REMIC CMO outstanding at March 31, 2000 with related mortgage securities collateral of $30.0 million that supports bonds of $29.3 million resulting in a retained CMO residual of $680,000 (CMO Series 1993-1). The Company has exposure to interest rate risk related to this CMO residual. If mortgage interest rates rise from current levels, mortgage prepayments on the collateral are expected to decline allowing the Company to earn the net interest spread and to amortize related collateral premiums and bond discounts for a longer period of time. Conversely, if mortgage rates decline, prepayments will likely increase and the period of time that a net interest spread can be earned and related collateral premiums and bond discounts can be amortized over will be shorter. If mortgage rates were to be 100 basis points higher or lower, operating results of this residual for the subsequent 12 months can be expected to increase by $7,000 or decrease by $32,000, respectively.

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


                                        CAPSTEAD SECURITIES CORPORATION IV



Date:  May 10, 1999              By: /s/ ANDREW F. JACOBS
                                     -------------------------------------------
                                     Andrew F. Jacobs
                                     Executive Vice President - Finance



Date:  May 10, 1999              By: /s/ PHILLIP A. REINSCH
                                     -------------------------------------------
                                     Phillip A. Reinsch
                                     Senior Vice President - Control

                                 EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
------              -----------
  27                Financial Data Schedule