Form 10-Q
period 2000-06-30
CAPSTEAD SECURITIES CORPORATION IV
filed 2000-08-14
CIK 878517

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2000

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM              TO
                                         ------------    --------------

                        COMMISSION FILE NUMBER: 33-42337

                       CAPSTEAD SECURITIES CORPORATION IV
             (Exact name of Registrant as specified in its Charter)

            DELAWARE                                           75-2390594
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

 8401 NORTH CENTRAL EXPRESSWAY, SUITE 800, DALLAS, TX             75225
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

Common Stock ($1.00 par value)                      1,000 as of August 10, 2000

================================================================================

                       CAPSTEAD SECURITIES CORPORATION IV
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

                                                                                                            PAGE
                                                                                                            ----
                          PART I. -- FINANCIAL INFORMATION

ITEM 1.       Financial Statements

   Balance Sheet -- June 30, 2000 and December 31, 1999...................................................   1

   Statement of Operations -- Quarter and Six Months Ended
     June 30, 2000 and 1999...............................................................................   2

   Statement of Cash Flows -- Six Months Ended
     June 30, 2000 and 1999...............................................................................   3

   Notes to Financial Statements..........................................................................   4

ITEM 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations...............................................   7


                          PART II. -- OTHER INFORMATION

ITEM 1.       Legal Proceedings...........................................................................   8

ITEM 5.       Other Information...........................................................................   8

ITEM 6.       Exhibits and Reports on Form 8-K............................................................   8

SIGNATURES................................................................................................   9

                         PART I. - FINANCIAL INFORMATION
                       CAPSTEAD SECURITIES CORPORATION IV
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


ITEM 1.       FINANCIAL STATEMENTS

                                              JUNE 30, 2000  DECEMBER 31, 1999
                                              -------------  -----------------
                                               (UNAUDITED)
ASSETS
   Mortgage securities collateral               $ 165,003       $ 193,490
   Cash and cash equivalents                           72              25
   Other assets                                         8               9
                                                ---------       ---------

                                                $ 165,083       $ 193,524
                                                =========       =========

LIABILITIES
   Collateralized mortgage securities           $ 165,443       $ 191,601
   Accrued expenses                                    65              60
                                                ---------       ---------

                                                  165,508         191,661
                                                ---------       ---------

STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value,
     1 shares authorized,
     issued and outstanding                             1               1
   Paid-in capital                                    692             691
   Undistributed loss                                 (19)            (14)
   Accumulated other comprehensive
     income (loss)                                 (1,099)          1,185
                                                ---------       ---------

                                                     (425)          1,863
                                                ---------       ---------

                                                $ 165,083       $ 193,524
                                                =========       =========

See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                             STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                      QUARTER ENDED        SIX MONTHS ENDED
                                                         JUNE 30                JUNE 30
                                                  --------------------    --------------------
                                                    2000        1999        2000        1999
                                                  --------    --------    --------    --------
Interest income:
   Mortgage securities collateral                 $  3,206    $  4,756    $  6,585    $ 12,158
   Receivable from Parent                               --           1          --          23
                                                  --------    --------    --------    --------

       Total interest income                         3,206       4,757       6,585      12,181
                                                  --------    --------    --------    --------

Interest expenses on collateralized
   mortgage securities                               3,088       4,567       6,332      11,585
                                                  --------    --------    --------    --------

         Net interest income                           118         190         253         596
                                                  --------    --------    --------    --------

Other operating revenue (expense):
   Gain on sale of released
     mortgage securities collateral                     --         431          --       3,075
   Loss on redemption of collateralized
     mortgage securities                                --          --          --        (872)
   Management fees                                      (2)         (2)         (5)         (5)
   Professional fees and other                          (1)        (29)         (3)        (37)
   Pool insurance                                     (121)       (226)       (250)       (584)
                                                  --------    --------    --------    --------

       Total other operating revenue (expense)        (124)        174        (258)      1,577
                                                  --------    --------    --------    --------

Net income (loss)                                       (6)        364          (5)      2,173
                                                  --------    --------    --------    --------

Other comprehensive loss                              (706)       (908)     (2,284)     (2,128)
                                                  --------    --------    --------    --------

Comprehensive income (loss)                       $   (712)   $   (544)   $ (2,289)   $     45
                                                  ========    ========    ========    ========


See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                          SIX MONTHS ENDED JUNE 30
                                                          ------------------------
                                                             2000           1999
                                                          ---------      ---------
OPERATING ACTIVITIES:
   Net income                                             $      (5)     $   2,173
   Noncash item - amortization of
     discount and premium                                       (91)          (179)
   Net change in other assets and
     accrued expenses                                             6            716
   Gain on sale of released mortgage
     securities collateral                                       --         (3,075)
   Loss on redemption of collateralized
     mortgage securities                                         --            872
                                                          ---------      ---------
       Net cash provided (used) by
         operating activities                                   (90)           507
                                                          ---------      ---------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Principal collections on collateral                     25,640        124,201
     Decrease in accrued interest receivable                    168          1,759
     Decrease (increase) in short-term investments             (152)        12,877
   Sale of released mortgage securities collateral               --        129,602
                                                          ---------      ---------
       Net cash provided by investing
         activities                                          25,656        268,439
                                                          ---------      ---------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Principal payments on securities                       (25,478)      (261,369)
     Decrease in accrued interest payable                       (42)        (2,124)
   Capital distributions                                          1         (4,250)
   Dividends paid                                                --         (1,482)
                                                          ---------      ---------
       Net cash used by financing
         activities                                         (25,519)      (269,225)
                                                          ---------      ---------

Net change in cash and cash equivalents                          47           (279)

Cash and cash equivalents at beginning
   of period                                                     25            325
                                                          ---------      ---------
Cash and cash equivalents at end of
   period                                                 $      72      $      46
                                                          =========      =========


See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2000. For further information refer to the financial statements and footnotes thereto included in the Capstead Securities Corporation IV (the "Company") annual report on Form 10-K for the year ended December 31, 1999.

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

The following tables summarize fair value disclosures for mortgage securities collateral held available-for-sale and held-to-maturity for the periods indicated (in thousands):

                                         AS OF  JUNE 30, 2000
                           -----------------------------------------------
                                          GROSS        GROSS
                                       UNREALIZED    UNREALIZED     FAIR
                             COST         GAINS        LOSSES       VALUE
                           --------    ----------    ----------   --------
Available-for-sale         $136,948     $     --     $  1,099     $135,849
Held-to-maturity             29,154           --           43       29,111
                           --------     --------     --------     --------
                           $166,102     $     --     $  1,142     $164,960
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

The following tables summarize disclosures related to the disposition of released CMO collateral held-to-maturity (in thousands):

                                                              QUARTER ENDED               SIX MONTHS ENDED
                                                                 JUNE 30                      JUNE 30
                                                         ----------------------        ---------------------
                                                          2000           1999           2000          1999
                                                         -------       --------        ------       --------
Sale of released CMO collateral held-to-maturity:
 Amortized cost                                          $   --        $ 20,388        $   --       $126,527
 Gains                                                       --             431            --          3,075

NOTE C -- NET INTEREST INCOME ANALYSIS

The following tables summarize interest income and interest expense and the average effective interest rates for mortgage securities collateral and collateralized mortgage securities (dollars in thousands):

                                                           QUARTER ENDED JUNE 30
                                             --------------------------------------------------
                                                    2000                          1999
                                             -------------------          ---------------------
                                                         AVERAGE                        AVERAGE
                                             AMOUNT       RATE            AMOUNT         RATE
                                             ------      -------          ------        -------
Interest income on mortgage
   securities collateral                     $3,206       7.47%           $4,756         6.29%
Interest expense on
   collateralized mortgage securities         3,088       7.20             4,567         5.97
                                             ------                       ------

Net interest income                          $  118                       $  189
                                             ======                       ======


                                                         SIX MONTHS ENDED JUNE 30
                                             --------------------------------------------------
                                                    2000                          1999
                                             -------------------          ---------------------
                                                         AVERAGE                        AVERAGE
                                             AMOUNT       RATE           AMOUNT          RATE
                                             ------      -------         -------        -------
Interest income on mortgage
   securities collateral                     $6,585       7.42%          $12,158         6.41%
Interest expense on
   collateralized mortgage securities         6,332       7.14            11,585         6.10
                                             ------                      -------
Net interest income                          $  253                      $   573
                                             ======                      =======

The following tables summarize the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume for the quarter and six months ended June 30, 2000 compared to the same periods in 1999 (in thousands):

                                                     QUARTER ENDED JUNE 30, 2000
                                              ---------------------------------------
                                              RATE*           VOLUME*          TOTAL
                                              ----           -------         --------
Interest income on mortgage
   securities collateral                      $780           $ (2,330)        $(1,550)
Interest expense on
   collateralized mortgage securities          809             (2,288)         (1,479)
                                              ----            -------         -------

                                              $(29)           $   (42)        $   (71)
                                              ====            =======         =======



                                                   SIX MONTHS ENDED JUNE 30, 2000
                                             ----------------------------------------
                                              RATE*           VOLUME*          TOTAL
                                             ------           -------         -------
Interest income on mortgage
   securities collateral                     $1,676           $(7,249)        $(5,573)
Interest expense on
   collateralized mortgage securities         1,712            (6,965)         (5,253)
                                             ------           -------         -------
                                             $  (36)          $  (284)        $  (320)
                                             ======           =======         =======

* THE CHANGE IN INTEREST DUE TO BOTH VOLUME AND RATE HAS BEEN ALLOCATED TO VOLUME AND RATE CHANGES IN PROPORTION TO THE RELATIONSHIP OF THE ABSOLUTE DOLLAR AMOUNTS OF THE CHANGE IN EACH.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Capstead Securities Corporation IV (the "Company") was incorporated on August 16, 1991, as a special-purpose finance subsidiary of Capstead Mortgage Corporation ("CMC") and commenced operations on December 23, 1991 with the issuance of its first collateralized mortgage obligation ("CMO"), Series 1991-VIII. As of June 30, 2000, the Company had issued 19 CMOs with an aggregate initial principal balance of $4,572,644,000, including two CMOs with an aggregate initial principal balance of $551,537,000, which were recorded as sales when issued in 1992.

RESULTS OF OPERATIONS

Residual investments in collateralized mortgage obligations (represented by the difference between the carrying value of mortgage securities collateral and collateralized mortgage securities on the balance sheet; also referred to as "CMO Investments") resulted in a loss of $4,000 and no income for the quarter and six months ended June 30, 2000, respectively, compared to losses of $66,000 and $48,000 for the same periods in 1999. Operating results produced by CMO Investments is represented by the difference between interest income on mortgage securities collateral and interest expense and professional fees on collateralized mortgage securities and mortgage pool insurance expense on mortgage securities collateral.

Operating results from CMO Investments improved due primarily to lower prepayments in 2000 than in 1999, which caused collateral and bond premiums and discounts to be amortized at a slower rate in 2000 than in 1999. Run-off rates were 28% and 27% for the quarter and six months ended June 30, 2000, respectively, compared to 40% and 49% for the same periods in 1999. Excluding the effects of CMO Series 1998-III, issued September 28, 1998, amortization of collateral and bond premiums and discounts resulted in a net expense of $27,000 and $46,000 during quarter ended June 30, 2000 and 1999 respectively, and $130,000 and $461,000 during the six months ended June 30, 2000 and 1999, respectively.

                                                            QUARTER ENDED           SIX MONTHS ENDED
                                                                JUNE 30                  JUNE 30
                                                           ---------------          ----------------
                                                           2000       1999          2000        1999
                                                           ----       ----          ----        ----
Mortgage securities collateral                             7.47%      6.29%         7.42%       6.41%
Collateralized mortgage securities                         7.20       5.97          7.14        6.10
                                                           ----       ----          ----        ----
Net margin                                                 0.27%      0.32%         0.28%       0.31%
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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are the receipt of excess cash flows on CMO Investments (primarily the excess of principal and interest earned on the mortgage securities collateral including reinvestment proceeds over the principal and interest payable on the CMOs), proceeds from additional CMO issuances and occasionally proceeds from the sale of collateral released from the related CMOs. Net income and excess cash flows from CMO Investments allowed dividends of $1,482,000 and the return of $4,250,000 of capital during the six months ended June 30, 1999. During the six months ended June 30, 2000, there were no dividends and a return of capital of $1,000. The Company continues to qualify as a real estate investment trust subsidiary.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company only has one remaining non-REMIC CMO outstanding at June 30, 2000 with $29.1 million of related mortgage securities collateral that supports $28.5 million of bonds, resulting in a retained CMO residual of $654,000 (CMO Series 1993-1). The Company has exposure to interest rate risk related to this CMO residual. If mortgage interest rates rise from current levels, mortgage prepayments on the collateral are expected to decline allowing the Company to earn the net interest spread and to amortize related collateral premiums and bond discounts for a longer period of time. Conversely, if mortgage rates decline, prepayments will likely increase and the period of time that a net interest spread can be earned and related collateral premiums and bond discounts can be amortized over will be shorter. If mortgage rates were to be 100 basis points higher or lower, operating results of this residual for the subsequent 12 months can be expected to increase by $8,000 or decrease by $39,000, respectively.

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


                                        CAPSTEAD SECURITIES CORPORATION IV


Date:  August 10, 2000                  By: /s/ ANDREW F. JACOBS
                                            ----------------------------------
                                            Andrew F. Jacobs
                                            Executive Vice President - Finance

Date:  August 10, 2000                  By: /s/ PHILLIP A. REINSCH
                                            ----------------------------------
                                            Phillip A. Reinsch
                                            Senior Vice President - Control

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27                Financial Data Schedule (electronic filing only)