Form 10-Q
period 2000-09-30
CAPSTEAD SECURITIES CORPORATION IV
filed 2000-11-13
CIK 878517

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 2000

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

Common Stock ($1.00 par value)                     1,000 as of November 9, 2000

================================================================================

                       CAPSTEAD SECURITIES CORPORATION IV
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                                      INDEX



                                                                                                              PAGE
                                                                                                              ----
                                                  PART I. -- FINANCIAL INFORMATION

ITEM 1.       Financial Statements

   Balance Sheets -- September 30, 2000 and December 31, 1999.............................................     1

   Statements of Operations -- Quarter and Nine Months Ended
     September 30, 2000 and 1999..........................................................................     2

   Statements of Cash Flows -- Nine Months Ended
     September 30, 2000 and 1999..........................................................................     3

   Notes to Financial Statements..........................................................................     4

ITEM 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations...............................................     7


                                                   PART II. -- OTHER INFORMATION


ITEM 1.       Legal Proceedings...........................................................................     8

ITEM 5.       Other Information...........................................................................     8

ITEM 6.       Exhibits and Reports on Form 8-K............................................................     8

SIGNATURES................................................................................................     9

                        PART I. -- FINANCIAL INFORMATION
                       CAPSTEAD SECURITIES CORPORATION IV
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


ITEM 1. FINANCIAL STATEMENTS


                                           SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                           ------------------   -----------------
                                              (UNAUDITED)

ASSETS
   Mortgage securities collateral            $       156,534    $       193,490
   Cash and cash equivalents                              96                 25
   Other assets                                            8                  9
                                             ---------------    ---------------

                                             $       156,638    $       193,524
                                             ===============    ===============

LIABILITIES
   Collateralized mortgage securities        $       156,465    $       191,601
   Accrued expenses                                       68                 60
                                             ---------------    ---------------

                                                     156,533            191,661
                                             ---------------    ---------------

STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value,
     1 shares authorized,
     issued and outstanding                                1                  1
   Paid-in capital                                       693                691
   Undistributed loss                                    (23)               (14)
   Accumulated other comprehensive
     income (loss)                                      (566)             1,185
                                             ---------------    ---------------

                                                         105              1,863
                                             ---------------    ---------------

                                             $       156,638    $       193,524
                                             ===============    ===============


See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                  QUARTER ENDED                 NINE MONTHS ENDED
                                                   SEPTEMBER 30                   SEPTEMBER 30
                                          ----------------------------    ----------------------------
                                              2000            1999            2000            1999
                                          ------------    ------------    ------------    ------------

Interest income:
   Mortgage securities collateral         $      3,133    $      3,951    $      9,718    $     16,109
   Receivable from Parent                           --               2              --              25
                                          ------------    ------------    ------------    ------------

     Total interest income                       3,133           3,953           9,718          16,134
                                          ------------    ------------    ------------    ------------

Interest expenses on collateralized
   mortgage securities                           3,023           3,885           9,355          15,470
                                          ------------    ------------    ------------    ------------

       Net interest income                         110              68             363             664
                                          ------------    ------------    ------------    ------------

Other operating revenue (expense):
   Gain on sale of released
     mortgage securities collateral                 --             242              --           3,317
   Loss on redemption of collateralized
     mortgage securities                            --              --              --            (872)
   Management fees                                  (3)             (3)             (8)             (8)
   Professional fees and other                      --              (5)             (3)            (42)
   Pool insurance                                 (111)           (179)           (361)           (763)
                                          ------------    ------------    ------------    ------------

     Total other operating revenue
       (expense)                                  (114)             55            (372)          1,632
                                          ------------    ------------    ------------    ------------

Net income (loss)                                   (4)            123              (9)          2,296

Other comprehensive gain (loss)                    533            (450)         (1,751)         (2,578)
                                          ------------    ------------    ------------    ------------

Comprehensive income (loss)               $        529    $       (327)   $     (1,760)   $       (282)
                                          ============    ============    ============    ============



See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                              NINE MONTHS ENDED SEPTEMBER 30
                                              ------------------------------
                                                   2000            1999
                                               ------------    ------------

OPERATING ACTIVITIES:
   Net income (loss)                           $         (9)   $      2,296
   Noncash item - amortization of
     discount and premium                              (131)            (99)
   Net change in other assets and
     accrued expenses                                     9             776
   Gain on sale of released mortgage
     securities collateral                               --          (3,317)
   Loss on redemption of collateralized
     mortgage securities                                 --             872
                                               ------------    ------------
         Net cash provided by (used in)
           operating activities                        (131)            528
                                               ------------    ------------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Principal collections on collateral             34,256         157,110
     Decrease in accrued interest receivable            223           2,075
     Decrease (increase) in short-term
       investments                                       (2)         13,385
   Sale of released mortgage
     securities collateral                               --         144,541
                                               ------------    ------------
         Net cash provided by
           investing activities                      34,477         317,111
                                               ------------    ------------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Principal payments on securities               (34,237)       (309,343)
     Decrease in accrued interest payable               (40)         (2,343)
   Increase in payable to Parent                         --             487
   Capital contributions (distributions)                  2          (4,715)
   Dividends paid                                        --          (1,969)
                                               ------------    ------------
         Net cash used in
           financing activities                     (34,275)       (317,883)
                                               ------------    ------------

Net change in cash and cash equivalents                  71            (244)

Cash and cash equivalents at beginning
   of period                                             25             325
                                               ------------    ------------

Cash and cash equivalents at end of
   period                                      $         96    $         81
                                               ============    ============


See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)



NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2000. For further information refer to the financial statements and footnotes thereto included in the Capstead Securities Corporation IV (the "Company") annual report on Form 10-K for the year ended December 31, 1999.

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

Fair values are estimated using quoted market prices, when available, including quotes made by Capstead Mortgage Corporation's lenders in connection with designating collateral for repurchase arrangements. The following tables summarize fair value disclosures for mortgage securities collateral held available-for-sale and held-to-maturity for the periods indicated (in thousands):

                                       AS OF SEPTEMBER 30, 2000
                     ---------------------------------------------------------
                                        GROSS         GROSS
                                     UNREALIZED    UNREALIZED         FAIR
                         COST           GAINS         LOSSES          VALUE
                     ------------   ------------   ------------   ------------

Available-for-sale   $    129,108   $         --   $        566   $    128,542
Held-to-maturity           27,992            189             --         28,181
                     ------------   ------------   ------------   ------------
                     $    157,100   $        189   $        566   $    156,723
                     ============   ============   ============   ============

                                       AS OF DECEMBER 31, 1999
                     ---------------------------------------------------------
                                        GROSS         GROSS
                                     UNREALIZED     UNREALIZED        FAIR
                         COST           GAINS         LOSSES          VALUE
                     ------------   ------------   ------------   ------------

Available-for-sale   $    161,456   $      1,185   $         --   $    162,641
Held-to-maturity           30,849             --             91         30,758
                     ------------   ------------   ------------   ------------
                     $    192,305   $      1,185   $         91   $    193,399
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

The following table summarizes disclosures related to the disposition of released CMO collateral held-to-maturity (in thousands):

                                                           QUARTER ENDED            NINE MONTHS ENDED
                                                            SEPTEMBER 30              SEPTEMBER 30
                                                      -----------------------   -----------------------
                                                         2000         1999         2000         1999
                                                      ----------   ----------   ----------   ----------
Sale of released CMO collateral held-to-maturity:
   Amortized cost                                     $       --   $   14,697   $       --   $  141,224
   Gains                                                      --          242           --        3,317

NOTE C -- NET INTEREST INCOME ANALYSIS

The following tables summarize interest income and interest expense and the average effective interest rates for mortgage securities collateral and collateralized mortgage securities (dollars in thousands):

                                              QUARTER ENDED SEPTEMBER 30
                                 ---------------------------------------------------
                                            2000                      1999
                                 ------------------------   ------------------------
                                                AVERAGE                     AVERAGE
                                   AMOUNT        RATE         AMOUNT         RATE
                                 ----------    ----------   ----------    ----------

Interest income on mortgage
   securities collateral         $    3,133         7.81%   $    3,951         6.66%
Interest expense on
   collateralized mortgage
   securities                         3,023         7.54         3,885         6.46
                                 ----------                 ----------

Net interest                     $      110                 $       66
                                 ==========                 ==========

                                          NINE MONTHS ENDED SEPTEMBER 30
                                 ---------------------------------------------------
                                            2000                      1999
                                 ------------------------   ------------------------
                                                AVERAGE                     AVERAGE
                                   AMOUNT        RATE         AMOUNT         RATE
                                 ----------    ----------   ----------    ----------

Interest income on mortgage
   securities collateral         $    9,718         7.54%   $   16,109         6.42%
Interest expense on
   collateralized mortgage
   securities                         9,355         7.26        15,470         6.13
                                 ----------                 ----------

Net interest                     $      363                 $      639
                                 ==========                 ==========

The following tables summarize interest income and interest expense and the average effective interest rates for mortgage securities collateral and collateralized mortgage securities (dollars in thousands):

                                           QUARTER ENDED SEPTEMBER 30, 2000
                                        -------------------------------------
                                           RATE*       VOLUME*        TOTAL
                                        ----------   ----------    ----------

Interest income on mortgage
   securities collateral                $      607   $   (1,425)   $     (818)
Interest expense on
   collateralized mortgage securities          581       (1,443)         (862)
                                        ----------   ----------    ----------

                                        $       26   $       18    $       44
                                        ==========   ==========    ==========

                                         NINE MONTHS ENDED SEPTEMBER 30, 2000
                                        --------------------------------------
                                           RATE*       VOLUME*        TOTAL
                                        ----------    ----------    ----------

Interest income on mortgage
   securities collateral                $    2,437    $   (8,828)   $   (6,391)
Interest expense on
   collateralized mortgage securities        2,455        (8,570)       (6,115)
                                        ----------    ----------    ----------

                                        $      (18)   $     (258)   $     (276)
                                        ==========    ==========    ==========

* THE CHANGE IN INTEREST DUE TO BOTH VOLUME AND RATE HAS BEEN ALLOCATED TO VOLUME AND RATE CHANGES IN PROPORTION TO THE RELATIONSHIP OF THE ABSOLUTE DOLLAR AMOUNTS OF THE CHANGE IN EACH.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Capstead Securities Corporation IV (the "Company") was incorporated on August 16, 1991, as a special-purpose finance subsidiary of Capstead Mortgage Corporation ("CMC") and commenced operations on December 23, 1991 with the issuance of its first collateralized mortgage obligation ("CMO"), Series 1991-VIII. As of September 30, 2000, the Company had issued 19 CMOs with an aggregate initial principal balance of $4,572,644,000, including two CMOs with an aggregate initial principal balance of $551,537,000, which were recorded as sales when issued in 1992.

RESULTS OF OPERATIONS

Residual investments in collateralized mortgage obligations (represented by the difference between the carrying value of mortgage securities collateral and collateralized mortgage securities on the balance sheet; also referred to as "CMO Investments") resulted in a loss of $1,000 for both the quarter and nine months ended September 30, 2000, compared to losses of $118,000 and $166,000 for the same periods in 1999. Operating results produced by CMO Investments is represented by the difference between interest income on mortgage securities collateral and interest expense and professional fees on collateralized mortgage securities and mortgage pool insurance expense on mortgage securities collateral.

Operating results from CMO Investments improved due primarily to lower prepayments in 2000 than in 1999, which caused collateral and bond premiums and discounts to be amortized at a slower rate in 2000 than in 1999. Runoff rates were 18% and 24% for the quarter and nine months ended September 30, 2000, respectively, compared to 26% and 42% for the same periods in 1999. Excluding the effects of CMO Series 1998-III, issued September 28, 1998, amortization of collateral and bond premiums and discounts resulted in a net expense of $25,000 and $72,000 during the quarter and nine months ended September 30, 2000, respectively, compared to $196,000 and $657,000 during the same periods in 1999.

The following tables present the weighted average yields for the periods shown:

                                                 QUARTER ENDED            NINE MONTHS ENDED
                                                 SEPTEMBER 30               SEPTEMBER 30
                                           ------------------------    ------------------------
                                              2000          1999          2000          1999
                                           ----------    ----------    ----------    ----------

Mortgage securities collateral                   7.81%         6.66%         7.54%         6.42%
Collateralized mortgage securities               7.54          6.46          7.26          6.13
                                           ----------    ----------    ----------    ----------

Net margin                                       0.27%         0.20%         0.28%         0.29%
                                           ==========    ==========    ==========    ==========

Although net margins can fluctuate depending on the timing of the payoff of collateral and bonds with differing amounts of purchase premium and bond discounts, the tendency is for CMO net margins to decline as lower-yielding, shorter-term CMO bonds are paid off prior to longer-term bonds with relatively higher interest rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are the receipt of excess cash flows on CMO Investments (primarily the excess of principal and interest earned on the mortgage securities collateral including reinvestment proceeds over the principal and interest payable on the CMOs), proceeds from additional CMO issuances and occasionally proceeds from the sale of collateral released from the related CMOs. Net income and excess cash flows from CMO Investments allowed dividends of $1,969,000 and the return of $4,715,000 of capital during the nine months ended September 30, 1999. During the nine months ended September 30, 2000, there were no dividends and a return of capital of $2,000. The Company continues to qualify as a real estate investment trust subsidiary.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company only has one remaining non-REMIC CMO outstanding at September 30, 2000 with $28.0 million of related mortgage securities collateral that supports $27.4 million of bonds, resulting in a retained CMO residual of $629,000 (CMO Series 1993-1). The Company has exposure to interest rate risk related to this CMO residual. If mortgage interest rates rise from current levels, mortgage prepayments on the collateral are expected to decline allowing the Company to earn the net interest spread and to amortize related collateral premiums and bond discounts for a longer period of time. Conversely, if mortgage rates decline, prepayments will likely increase and the period of time that a net interest spread can be earned and related collateral premiums and bond discounts can be amortized over will be shorter. If mortgage rates were to be 100 basis points higher or lower, operating results of this residual for the subsequent 12 months can be expected to increase by $16,000 or decrease by $48,000, respectively.


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


                                  CAPSTEAD SECURITIES CORPORATION IV



Date:  November 9, 2000           By:   /s/ ANDREW F. JACOBS
                                        ----------------------------------------
                                        Andrew F. Jacobs
                                        Executive Vice President - Finance



Date:  November 9, 2000           By:   /s/ PHILLIP A. REINSCH
                                        ----------------------------------------
                                        Phillip A. Reinsch
                                        Senior Vice President - Control

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER             DESCRIPTION
-------            -----------

  27               Financial Data Schedule (electronic filing only).