Form 10-K
period 2000-12-31
CAPSTEAD SECURITIES CORPORATION IV
filed 2001-03-20
CIK 878517

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 2000

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

        YES [X]      NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

At March 15, 2001 the aggregate market value of the voting stock held by nonaffiliates was: Not Applicable.

The Registrant meets the conditions set forth in General Instruction J (1)(a) and (b) of Form 10-K and is, therefore, filing this Form with reduced disclosure format.

Number of shares of Common Stock outstanding at March 15, 2001:  1,000

Documents incorporated by reference:  None.

================================================================================

                       CAPSTEAD SECURITIES CORPORATION IV

                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS



                                                                                  PAGE
                                                                                  ----
                                     PART I

ITEM  1.    BUSINESS............................................................     1

ITEM  2.    PROPERTIES..........................................................     2

ITEM  3.    LEGAL PROCEEDINGS...................................................     2


                                     PART II

ITEM  5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY
               AND RELATED STOCKHOLDER MATTERS..................................     2

ITEM  7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................     3

ITEM  7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK................................................     3

ITEM  8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................     3

ITEM  9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE..............................    15


                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
               REPORTS ON FORM 8-K..............................................    16

                                     PART I


ITEM 1. BUSINESS.

ORGANIZATION

Capstead Securities Corporation IV (the "Company") was incorporated in Delaware on August 16, 1991 as a special-purpose finance corporation and is a wholly-owned subsidiary of Capstead Mortgage Corporation ("CMC"). CMC is a publicly owned real estate investment trust that, until late 1995, operated a mortgage conduit, purchasing and securitizing single-family residential mortgage loans. The Company is managed by CMC (the "Manager"). The Company believes it has qualified as a REIT subsidiary of CMC under the Internal Revenue Code of 1986 (the "Code"); therefore, for federal income tax purposes it is combined with CMC. Under applicable sections of the Code, REITs are required to distribute annually to stockholders at least 95% (90% for years after 2000) of their taxable income. It is the Company's and CMC's policy to distribute 100% of combined taxable income.

The Company was formed primarily for the purpose of issuing and selling collateralized mortgage obligations ("CMOs"), collateralized by mortgage-backed, pass-through certificates ("Certificates") which evidence an interest in a pool of mortgage loans secured by single-family residences. The Certificates pledged as collateral for the CMOs are either contributed by CMC or purchased from third parties and are either Ginnie Mae Certificates, Fannie Mae Certificates, Federal Home Loan Mortgage Corporation Certificates or mortgage pass-through ("Non-Agency") Certificates. On August 21, 1991 the Securities and Exchange Commission declared effective a registration statement filed by the Company covering the offering of a maximum of $5 billion aggregate principal amount of CMOs. As of December 31, 2000, the Company has issued 19 series of CMOs with an aggregate original principal balance of $4,572,644,000.


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

As compensation for its services under a servicing agreement, the servicers retain a servicing fee, payable monthly, generally 1/4 of 1% of the outstanding principal balance of each mortgage loan serviced as of the last day of each month. CMC does not currently service mortgage loans with respect to CMOs issued by the Company. In addition, CMC is the administrator with respect to the Non-Agency Certificates collateralizing Series 1998-3 and related CMOs. During 2000 and 1999 CMC retained fees for administering these Non-Agency Certificates and related CMOs of $21,000 and $34,000, respectively.


ITEM 2. PROPERTIES.

The Company conducts operations at CMC's offices in Dallas, Texas.


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

2000 COMPARED TO 1999

CMO investments (represented by the difference between the carrying value of mortgage securities collateral and collateralized mortgage securities on the balance sheet) produced an operating loss of $6,000 in 2000 compared to an operating loss of $172,000 in 1999. Operating results produced by CMO investments is represented by the difference between interest income on mortgage securities collateral and interest expense on collateralized mortgage securities, mortgage pool insurance expense on mortgage securities collateral and professional fees. The Company elected Real Estate Mortgage Investment Conduit ("REMIC") status for tax purposes on the issuance of CMO Series 1998-III. This issuance was accounted for as a financing, and as a financing, CMO collateral and Bonds are reflected on the balance sheet; however, because the Company did not retain any investment in this CMO, no economic benefit was or will be received and thus no net income or loss was or will be recognized related to this CMO other than amortization of unreimbursed bond issuance costs.

Operating results from CMO investments improved due to lower prepayment rates in 2000 than in 1999, which caused collateral and bond premiums and discounts to be amortized at a slower rate in 2000 than in 1999, and lower levels of CMO investments during 2000 after the six CMO redemptions that occurred in 1999. Runoff rates were 24% and 35% for the year ended December 31, 2000 and 1999, respectively. Excluding the effects of CMO Series 1998-III, amortization of collateral and bond premiums and discounts resulted in a net expense of $101,000 and $691,000 during 2000 and 1999, respectively.

The following table presents the weighted average yields for the periods shown:

                                                     YEAR ENDED DECEMBER 31
                                                   --------------------------
                                                   2000       1999       1998
                                                   ----       ----       ----
     Mortgage securities collateral                7.63%      6.49%      7.99%
     Collateralized mortgage securities            7.36       6.20       7.93
                                                   ----       ----       ----
     Net margin                                    0.27%      0.29%      0.06%
                                                   ----       ----       ----

Although net interest spreads can fluctuate depending on the timing of the payoff of collateral and bonds with differing amounts of purchase premium and bond discounts, the tendency is for CMO net interest spreads to decline as lower-yielding, shorter-term CMO bonds are paid off prior to longer-term bonds with relatively higher interest rates.


1999 COMPARED TO 1998

CMO investments produced an operating loss of $172,000 in 1999 compared to an operating loss of $467,000 in 1998. Operating results improved due primarily to lower prepayment rates in 1999 than in 1998, which caused collateral and bond premiums and discounts to be amortized at a slower rate in 1999 than in 1998. Runoff rates were 35% and 49% for the year ended December 31, 1999 and 1998, respectively. Excluding the effects of CMO Series 1998-III, issued September 28, 1998, amortization of collateral and bond premiums and discounts resulted in a net expense of $691,000 and $1.4 million during 1999 and 1998, respectively. In addition, results also improved as several CMOs with relatively low net interest margins were redeemed during 1999. Refer to the increase in the net margin as shown in the table above.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company only has one remaining non-REMIC CMO outstanding at December 31, 2000 (CMO Series 1993-1) with related mortgage securities collateral of $26.7 million that supports bonds of $26.1 million resulting in a retained CMO residual of $601,000. The Company has exposure to interest rate risk related to this CMO residual. If mortgage interest rates rise from current levels, mortgage prepayments on the collateral are expected to decline allowing the Company to earn the net interest spread and to amortize related collateral premiums and bond discounts for a longer period of time. Conversely, if mortgage rates decline, prepayments will likely increase and the period of time that a net interest spread can be earned and related collateral premiums and bond discounts can be amortized over will be shorter. If mortgage rates were to be 100 basis points higher or lower, operating results of this residual can be expected to increase by $37,000 or decrease by $83,000, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         REPORT OF INDEPENDENT AUDITORS



Stockholder and Board of Directors
Capstead Securities Corporation IV

We have audited the accompanying balance sheets of Capstead Securities Corporation IV (a wholly-owned subsidiary of Capstead Mortgage Corporation) as of December 31, 2000 and 1999, and the related statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capstead Securities Corporation IV at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.





                                                               ERNST & YOUNG LLP



Dallas, Texas
January 30, 2001

                       CAPSTEAD SECURITIES CORPORATION IV
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                              DECEMBER 31
                                                     --------------------------
                                                        2000             1999
                                                     ---------        ---------
ASSETS
  Mortgage securities collateral                     $ 147,119        $ 193,490
  Cash and cash equivalents                                120               25
  Other assets                                               8                9
                                                     ---------        ---------

                                                     $ 147,247        $ 193,524
                                                     =========        =========

LIABILITIES
  Collateralized mortgage securities                 $ 146,086        $ 191,601
  Accrued expenses                                          70               60
                                                     ---------        ---------

                                                       146,156          191,661
                                                     ---------        ---------

STOCKHOLDER'S EQUITY
  Common stock - $1.00 par value,
    1 shares authorized,
    issued and outstanding                                   1                1
  Paid-in capital                                          693              691
  Undistributed loss                                       (30)             (14)
  Accumulated other comprehensive income                   427            1,185
                                                     ---------        ---------

                                                         1,091            1,863
                                                     ---------        ---------

                                                     $ 147,247        $ 193,524
                                                     =========        =========


See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)



                                                          YEAR ENDED DECEMBER 31
                                                 --------------------------------------
                                                   2000           1999           1998
                                                 --------       --------       --------
Interest income:
  Mortgage securities collateral                 $ 12,735       $ 19,637       $ 34,115
  Receivable from Parent                               --             19             39
                                                 --------       --------       --------

    Total interest income                          12,735         19,656         34,154

Interest expense on collateralized
  mortgage securities                              12,272         18,862         33,270
                                                 --------       --------       --------

      Net interest income                             463            794            884
                                                 --------       --------       --------

Other operating revenue (expense):
  Gain on sale of released
    mortgage securities collateral                     --          3,317          2,888
  Loss on redemption of collateralized
    mortgage securities                                --           (872)            --
  Management fees                                     (10)           (10)           (10)
  Professional fees and other                          (4)           (45)           (75)
  Pool insurance                                     (465)          (902)        (1,237)
                                                 --------       --------       --------

    Total other operating revenue (expense)          (479)         1,488          1,566
                                                 --------       --------       --------

Net income (loss)                                $    (16)      $  2,282       $  2,450
                                                 ========       ========       ========


See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                       THREE YEARS ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)


                                                                                        ACCUMULATED
                                           COMMON STOCK                                    OTHER
                                        -----------------    PAID-IN    UNDISTRIBUTED  COMPREHENSIVE
                                        SHARES     AMOUNT    CAPITAL    INCOME (LOSS)  INCOME (LOSS)    TOTAL
                                        ------     ------    -------    -------------  -------------   -------
Balance at
  January 1, 1998                            1       $1      $ 8,989       $    --       $    --       $ 8,990

Capital distribution                        --        -       (3,960)           --            --        (3,960)

Net income                                  --        -           --         2,450            --         2,450

Other comprehensive income (loss):
  Change in unrealized gain
  on debt securities, net
  of reclassification amount                --        -           --            --         4,835         4,835
                                                                                                       -------

    Total comprehensive income                                                                           7,285

Dividends paid                              --        -           --        (2,777)           --        (2,777)
                                        ------       --      -------       -------       -------       -------

Balance at December 31, 1998                 1        1        5,029          (327)        4,835         9,538

Capital distribution                        --        -       (4,338)           --            --        (4,338)

Net income                                  --        -           --         2,282            --         2,282

Other comprehensive income (loss):
  Change in unrealized gain
  on debt securities, net
  of reclassification amount                --        -           --            --        (3,650)       (3,650)
                                                                                                       -------

    Total comprehensive loss                                                                            (1,368)

Dividends paid                              --        -           --        (1,969)           --        (1,969)
                                        ------       --      -------       -------       -------       -------

Balance at December 31, 1999                 1        1          691           (14)        1,185         1,863

Capital contribution                        --        -            2            --            --             2

Net loss                                    --        -           --           (16)           --           (16)

Other comprehensive income (loss):
  Change in unrealized gain
  on debt securities, net
  of reclassification amount                --        -           --            --          (758)         (758)
                                                                                                       -------

    Total comprehensive loss                                                                              (774)
                                        ------       --      -------       -------       -------       -------

Balance at December 31, 2000                 1       $1      $   693       $   (30)      $   427       $ 1,091
                                        ======       ==      =======       =======       =======       =======


See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                 YEAR ENDED DECEMBER 31
                                                       ----------------------------------------
                                                         2000           1999            1998
                                                       --------       ---------       ---------
OPERATING ACTIVITIES:
  Net income                                           $    (16)      $   2,282       $   2,450
  Noncash item - amortization of discount
    and premium                                            (149)           (213)          1,120
  Net change in other assets and accrued expenses            11             780             740
  Gain on sale of released mortgage
    securities collateral                                    --          (3,317)         (2,888)
  Loss on redemption of collateralized
    mortgage securities                                      --             872              --
                                                       --------       ---------       ---------
        Net cash provided by (used in)
         operating activities                              (154)            404           1,422
                                                       --------       ---------       ---------

INVESTING ACTIVITIES:
  Mortgage securities collateral:
    Purchases of collateral                                  --              --        (353,442)
    Principal collections on collateral                  44,296         175,216         233,308
    Decrease (increase) in accrued interest
      receivable                                            289           2,195              (6)
    Decrease in short-term investments                       91          13,895             278
  Sale of released mortgage securities collateral            --         144,541          87,216
                                                       --------       ---------       ---------
        Net cash provided by (used in)
         investing activities                            44,676         335,847         (32,646)
                                                       --------       ---------       ---------

FINANCING ACTIVITIES:
  Collateralized mortgage securities:
    Issuance of securities                                   --              --         355,568
    Principal payments on securities                    (44,363)       (327,918)       (314,201)
    Decrease in accrued interest payable                    (66)         (2,326)         (3,089)
  Capital contributions (distributions)                       2          (4,338)         (3,960)
  Dividends paid                                             --          (1,969)         (2,777)
                                                       --------       ---------       ---------
        Net cash provided by (used in)
         financing activities                           (44,427)       (336,551)         31,541
                                                       --------       ---------       ---------

Net change in cash and cash equivalents                      95            (300)            317

Cash and cash equivalents at
  beginning of year                                          25             325               8
                                                       --------       ---------       ---------

Cash and cash equivalents at end of year               $    120       $      25       $     325
                                                       ========       =========       =========


See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                       CAPSTEAD SECURITIES CORPORATION IV
                                DECEMBER 31, 2000



NOTE A -- BASIS OF PRESENTATION

Capstead Securities Corporation IV (the "Company"), was incorporated in Delaware on August 16, 1991 as a special-purpose finance corporation primarily to issue bonds collateralized by whole loans or mortgage-backed securities. The Company is a wholly-owned subsidiary of Capstead Mortgage Corporation ("CMC" or "Parent"), which commenced operations with the issuance of its first collateralized mortgage obligation ("CMO") on December 23, 1991.


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

INCOME TAXES

The Company believes it has qualified as a real estate investment trust ("REIT") subsidiary of CMC under the Internal Revenue Code of 1986 (the "Code"), and for federal income tax purposes is combined with CMC. Under applicable sections of the Code, a REIT is required to meet certain asset, income and stock ownership requirements as well as distribute at least 95% (90% for years after 2000) of its taxable income, the distribution of which may extend into the subsequent taxable year. It is the Company's policy to distribute 100% of taxable income within the time limits prescribed by the Code. Accordingly, no provision has been made for federal income taxes.

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

The components of mortgage securities collateral are summarized as follows (in thousands):

                                                             DECEMBER 31
                                                     ---------------------------
                                                       2000               1999
                                                     --------           --------
Mortgage collateral                                  $142,488           $186,784
Short-term investments                                    418                509
Accrued interest receivable                               949              1,238
                                                     --------           --------
  Total collateral                                    143,855            188,531
Unamortized premium                                     2,837              3,774
                                                     --------           --------
                                                     $146,692           $192,305
                                                     ========           ========

The weighted average effective interest rate for mortgage securities collateral was 7.63% and 6.49% during 2000 and 1999, respectively.

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

                                                              DECEMBER 31
                                                      --------------------------
                                                        2000              1999
                                                      --------          --------
Collateralized mortgage securities                    $142,734          $187,097
Accrued interest payable                                   469               535
                                                      --------          --------
  Total obligation                                     143,203           187,632
Unamortized premium                                      2,883             3,969
                                                      --------          --------
    Net obligation                                    $146,086          $191,601
                                                      ========          ========

Range of average interest rates                    6.83% to 7.64%      6.66% to 7.68%
Range of stated maturities                          2023 to 2025        2023 to 2025
Number of series                                          2                   2

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

The weighted average effective interest rate for all collateralized mortgage securities was 7.36% and 6.20% during 2000 and 1999, respectively. Interest payments on collateralized mortgage securities of $11,220,000, $20,406,000, and $35,567,000 were made during 2000, 1999, and 1998, respectively.

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

The carrying amount of cash and cash equivalents approximates fair value. The fair value of mortgage securities collateral was estimated using either quoted market prices, when available, including quotes made by CMC's lenders in connection with designating collateral for repurchase arrangements. The fair value of collateralized mortgage securities is dependent upon the characteristics of the mortgage securities collateral pledged to secure the issuance; therefore, fair value was based on the same method used for determining fair value for the underlying mortgage securities collateral, adjusted for credit enhancements. The following summarizes the fair value of financial instruments (in thousands):

                                         DECEMBER 31, 2000           DECEMBER 31, 1999
                                      ----------------------      ----------------------
                                      CARRYING       FAIR         CARRYING       FAIR
                                       AMOUNT        VALUE         AMOUNT        VALUE
                                      --------      --------      --------      --------
ASSETS
  Cash and cash equivalents           $    120      $    120      $     25      $     25
  Mortgage securities collateral       147,119       147,528       193,490       193,398

LIABILITIES
  Collateralized mortgage
    securities                         146,086       136,135       191,601       181,022

The following summarizes fair value disclosures for mortgage securities collateral held available-for-sale and held-to-maturity (in thousands):

                                                 GROSS      GROSS
                                               UNREALIZED UNREALIZED      FAIR
                                    COST         GAINS      LOSSES        VALUE
                                  --------     ---------- ----------    --------
DECEMBER 31, 2000
  Available-for-sale              $120,008       $  427       $--       $120,435
  Held-to-maturity                  26,684          409        --         27,093

DECEMBER 31, 1999
  Available-for-sale              $161,456       $1,185       $--       $162,641
  Held-to-maturity                  30,849           --        92         30,757

Upon the Company's redemption of remaining bonds outstanding pursuant to clean-up calls, released CMO collateral may be sold. Such sales are deemed maturities under the provisions of SFAS 115. There were no such sales during 2000. The following summarizes disclosures related to the disposition of released CMO collateral held available-for-sale and held-to-maturity (in thousands):

                                                          COST BASIS         GAINS
                                                          ----------         ------
         DECEMBER 31, 1999
           Held-to-maturity                                $141,184          $3,317

         DECEMBER 31, 1998
           Held-to-maturity                                $ 83,534          $2,888

NOTE F -- ALLOWANCE FOR POSSIBLE LOSSES

The Company has limited exposure to losses on mortgage loans. Losses due to typical mortgagor default or fraud or misrepresentation during origination of the mortgage loan are substantially reduced by the acquisition of mortgage pool insurance from AAA-rated mortgage pool insurers. The amount of coverage under any such mortgage pool insurance policy is the amount (typically 10% to 12% of the aggregate amount in such pool of mortgage loans), determined by one or more Rating Agencies, necessary to allow the securities such pools are pledged to secure to be rated AAA, when combined with homeowner equity or other insurance coverage. Certain other risks, however, are not covered by mortgage pool insurance. These risks include special hazards which are not covered by standard hazard insurance policies. Special hazards are typically catastrophic events that are unable to be predicted (e.g., earthquakes). The Company has limited its exposure to special hazard losses by acquiring special hazard insurance coverage from an insurer rated AAA. Because of its limited exposure to mortgage loan losses, the Company has determined that an allowance for losses is not warranted at December 31, 2000.

Since approximately 73% of the Company's mortgage loans are secured by properties located in California, the Company has a concentration of risk related to the California market. However, the Company's exposure arising from this concentration is reduced by the acquisition of mortgage pool insurance and special hazard insurance.

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

NOTE H -- TRANSACTIONS WITH RELATED PARTY

The Company signed a $1 million revolving subordinated promissory note with CMC under which interest accrued on amounts payable based on the annual federal short-term rate as published by the Internal Revenue Service. This note matures January 1, 2002. Repayments may be made as funds are available.

CMC is the administrator with respect to the Non-Agency Certificates collateralizing Series 1998-3 and related CMOs. During 2000 and 1999 CMC retained fees for administering these Non-Agency Certificates and related CMOs of $21,000 and $34,000, respectively.

On a monthly basis, the Company's excess cash is advanced to CMC for which the Company earns interest based on the annual federal short-term rate. At the end of each quarter, these advances are accounted for as distributions to CMC and treated as returns of capital.

NOTE I -- NET INTEREST INCOME ANALYSIS (UNAUDITED)

The following summarizes interest income and interest expense and the average effective interest rate for mortgage securities collateral and collateralized mortgage securities (dollars in thousands):

                                    2000                  1999                   1998
                           ---------------------   ---------------------   ------------------
                                         AVERAGE                 AVERAGE              AVERAGE
                            AMOUNT         RATE     AMOUNT         RATE     AMOUNT      RATE
                           -------       -------   -------       -------   -------    -------
Interest income on
  mortgage securities
  collateral               $12,735         7.63%   $19,637         6.49%   $34,115      7.99%
Interest expense on
  collateralized
  mortgage securities       12,272         7.36     18,862         6.20     33,270      7.93
                           -------                 -------                 -------
Net interest income        $   463                 $   775                 $   845
                           =======                 =======                 =======

The following summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume (in thousands):

                                                       2000/1999
                                           ------------------------------------
                                            RATE         VOLUME         TOTAL
                                           -------       -------       --------
Interest income on mortgage
  securities collateral                    $ 3,037       $(9,939)      $ (6,902)
Interest expense on collateralized
  mortgage securities                        3,056        (9,646)        (6,590)
                                           -------       -------       --------
                                           $   (19)      $  (293)      $   (312)
                                           =======       =======       ========

                                                       1999/1998
                                           ------------------------------------
                                            RATE         VOLUME         TOTAL
                                           -------       -------       --------
Interest income on mortgage
  securities collateral                    $(5,702)      $(8,776)      $(14,478)
Interest expense on collateralized
  mortgage securities                       (6,365)       (8,043)       (14,408)
                                           -------       -------       --------
                                           $   663       $  (733)      $    (70)
                                           =======       =======       ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report:

     1.    The following financial statements of the Company are included in
           ITEM 8:

                                                                                        PAGE
                                                                                        ----
           Balance Sheets - December 31, 2000 and 1999                                    6
           Statement of Operations - Three Years Ended December 31, 2000                  7
           Statements of Stockholder's Equity - Three Years
             Ended December 31, 2000                                                      8
           Statements of Cash Flows - Three Years Ended December 31, 2000                 9
           Notes to Financial Statements - December 31, 2000                             10

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

     3.    Exhibits:

           EXHIBIT
           NUMBER
           -------
            3.1      Certificate of Incorporation(1)

            3.2      Bylaws(1)

            4.1      Form of Indenture between the Registrant and Texas Commerce
                     Bank, National Association, as Trustee(1)

            4.4      Form of Third Supplement to the Indenture(3)

           4.17      Form of Sixteenth Supplement to the Indenture(4)

           4.18      Form of Seventeenth Supplement to the Indenture(5)

           4.19      Form of Eighteenth Supplement to the Indenture(6)

           4.20      Form of Nineteenth Supplement to the Indenture(7)

           10.1      Form of Pooling and Administrative Agreement(1)

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

-----------------
(1) Previously filed with the Commission as an exhibit to the Company's Registration Statement on Form S-3 (No. 33-42337) filed August 21, 1991.
(2) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.
(3) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on January 28, 1993.
(4) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on September 30, 1993.
(5) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on January 29, 1994.
(6) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
(7) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on October 9, 1998.
 *   Filed herewith.

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



                                          CAPSTEAD SECURITIES CORPORATION IV
                                                     REGISTRANT




Date:  March 15, 2001                     By:/s/ ANDREW F. JACOBS
                                             ----------------------------------
                                                     Andrew F. Jacobs
                                             Executive Vice President-Finance



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the dates indicated.


/s/ ANDREW F. JACOBS                      Executive Vice President -            March 15, 2001
------------------------------              Finance
       (Andrew F. Jacobs)



/s/ PHILLIP A. REINSCH                    Senior Vice President -               March 15, 2001
------------------------------              Control
       (Phillip. A. Reinsch)



/s/ MAURICE MCGRATH                       Director                              March 15, 2001
------------------------------
        (Maurice McGrath)


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.


No annual report or proxy material has been sent to security holders.

                               INDEX TO EXHIBITS



                                  DESCRIPTIONS

           EXHIBIT
           NUMBER
           -------
            3.1      Certificate of Incorporation(1)

            3.2      Bylaws(1)

            4.1      Form of Indenture between the Registrant and Texas Commerce
                     Bank, National Association, as Trustee(1)

            4.4      Form of Third Supplement to the Indenture(3)

           4.17      Form of Sixteenth Supplement to the Indenture(4)

           4.18      Form of Seventeenth Supplement to the Indenture(5)

           4.19      Form of Eighteenth Supplement to the Indenture(6)

           4.20      Form of Nineteenth Supplement to the Indenture(7)

           10.1      Form of Pooling and Administrative Agreement(1)

           10.4      Management Agreement between the Company and Capstead
                     Advisers, Inc. dated January 1, 1994(2)

           10.5      Amended Management Agreement between the Company and
                     Capstead Advisers, Inc. October 1, 1994(16)

           23        Consent of Ernst & Young LLP, Independent Auditors*

-----------------
(1) Previously filed with the Commission as an exhibit to the Company's Registration Statement on Form S-3 (No. 33-42337) filed August 21, 1991.
(2) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.
(3) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on January 28, 1993.
(4) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on September 30, 1993.
(5) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on January 29, 1994.
(6) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
(7) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on October 9, 1998.
 *   Filed herewith.