Form 10-Q
period 2001-03-31
CAPSTEAD SECURITIES CORPORATION IV
filed 2001-05-11
CIK 878517

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2001

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

Common Stock ($1.00 par value)                           1,000 as of May 7, 2001

================================================================================

                       CAPSTEAD SECURITIES CORPORATION IV
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001


                                      INDEX


                                                                                                             PAGE
                                                                                                             ----
                                         PART I. -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

   Balance Sheets -- March 31, 2001 and December 31, 2000.................................................    1

   Statements of Operations -- Quarter Ended March 31, 2001 and 2000......................................    2

   Statements of Cash Flows -- Quarter Ended March 31, 2001 and 2000......................................    3

   Notes to Financial Statements..........................................................................    4

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.....................................................    5


                                           PART II. -- OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K..................................................................    6

SIGNATURES................................................................................................    7


                        PART I. -- FINANCIAL INFORMATION
                       CAPSTEAD SECURITIES CORPORATION IV
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


ITEM 1. FINANCIAL STATEMENTS


                                                                      MARCH 31, 2001              DECEMBER 31, 2000
                                                                      --------------              -----------------
                                                                       (UNAUDITED)

ASSETS
   Mortgage securities collateral                                       $138,938                        $147,119
   Cash and cash equivalents                                                  24                             120
   Other assets                                                                8                               8
                                                                        --------                        --------

                                                                        $138,970                        $147,247
                                                                        ========                        ========

LIABILITIES
   Collateralized mortgage securities                                   $138,584                        $146,086
   Accrued expenses                                                           --                              70
                                                                        --------                        --------

                                                                         138,584                         146,156
                                                                        --------                        --------

STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value, 1 shares authorized,
     issued and outstanding                                                    1                               1
   Paid-in capital                                                           656                             693
   Undistributed loss                                                        (50)                            (30)
   Accumulated other comprehensive
     income (loss)                                                          (221)                            427
                                                                        --------                        --------

                                                                             386                           1,091
                                                                        --------                        --------

                                                                        $138,970                        $147,247
                                                                        ========                        ========

See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                       QUARTER ENDED MARCH 31
                                                                                   ------------------------------
                                                                                    2001                   2000
                                                                                   ------                 -------
Interest income:
   Mortgage securities collateral                                                  $2,812                 $ 3,379
   Receivable from parent                                                               1                      --
                                                                                   ------                 -------
       Total interest income                                                        2,813                   3,379

Interest expense on collateralized
   mortgage securities                                                              2,722                   3,244
                                                                                   ------                 -------
         Net interest income                                                           91                     135
                                                                                   ------                 -------
Other operating revenue (expense):
   Management fees                                                                     (3)                     (3)
   Professional fees and other                                                        (10)                     (2)
   Pool insurance                                                                     (98)                   (129)
                                                                                   ------                 -------
       Total other operating revenue (expense)                                       (111)                   (134)
                                                                                   ------                 -------
Net income (loss)                                                                     (20)                      1
Other comprehensive loss                                                             (648)                 (1,578)
                                                                                   ------                 -------
Comprehensive loss                                                                 $ (668)                $(1,577)
                                                                                   ======                 =======



See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                       QUARTER ENDED MARCH 31
                                                                  -------------------------------
                                                                    2001                   2000
                                                                  ---------             ---------
OPERATING ACTIVITIES:
   Net income                                                     $     (20)            $       1
   Noncash item - amortization of discount and premium                   27                   (40)
   Net change in other assets and accrued expenses                      (70)                    3
                                                                  ---------             ---------
       Net cash used in operating activities                            (63)                  (36)
                                                                  ---------             ---------
INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Principal collections on collateral                              7,753                12,798
     Decrease in accrued interest receivable                             51                    83
     Decrease (increase) in short-term investments                     (428)                   69
                                                                  ---------             ---------
       Net cash provided by investing activities                      7,376                12,950
                                                                  ---------             ---------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Principal payments on securities                                (7,320)              (12,863)
     Decrease in accrued interest payable                               (52)                  (28)
   Capital distributions                                                (37)                   --
                                                                  ---------             ---------
       Net cash used in financing activities                         (7,409)              (12,891)
                                                                  ---------             ---------
Net change in cash and cash equivalents                                 (96)                   23
Cash and cash equivalents at beginning of period                        120                    25
                                                                  ---------             ---------
Cash and cash equivalents at end of period                        $      24             $      48
                                                                  =========             =========



See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2001. For further information refer to the financial statements and footnotes thereto included in the Capstead Securities Corporation IV (the "Company") annual report on Form 10-K for the year ended December 31, 2000.

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

The following summarizes fair value disclosures for mortgage securities collateral held available-for-sale and held-to-maturity for the periods indicated (in thousands):

                                                AS OF MARCH 31, 2001
                           -------------------------------------------------------------
                                           GROSS             GROSS
                                         UNREALIZED        UNREALIZED             FAIR
                             COST          GAINS             LOSSES               VALUE
                           --------      ----------        ----------           --------
Available-for-sale         $113,437         $ --              $221              $113,216
Held-to-maturity             25,722          518                --                26,240
                           --------         ----              ----              --------
                           $139,159         $518              $221              $139,456
                           ========         ====              ====              ========


                                             AS OF DECEMBER 31, 2000
                           -------------------------------------------------------------
                                           GROSS             GROSS
                                         UNREALIZED        UNREALIZED             FAIR
                             COST          GAINS             LOSSES               VALUE
                           --------      ----------        ----------           --------
Available-for-sale         $120,008         $427              $ --              $120,435
Held-to-maturity             26,684          409                --                27,093
                           --------         ----              ----              --------
                           $146,692         $836              $ --              $147,528
                           ========         ====              ====              ========


The maturity of mortgage securities collateral is directly affected by the rate of principal prepayments by mortgagors. In addition, upon redemption of remaining bonds outstanding pursuant to clean-up calls, released collateral may be sold provided the collateral has paid down to within 15% of its original issue amount. Such sales are deemed maturities under the provisions of Statement of Financial Accounting Standards No. 115. There was no CMO collateral released during the first quarter of 2001 or 2000.

NOTE C -- NET INTEREST INCOME ANALYSIS

The following summarizes interest income and interest expense and the average effective interest rates (dollars in thousands):

                                                                                QUARTER ENDED MARCH 31
                                                               ----------------------------------------------------
                                                                       2001                           2000
                                                               ---------------------           --------------------
                                                                             AVERAGE                        AVERAGE
                                                               AMOUNT         RATE             AMOUNT        RATE
                                                               ------        -------           ------       -------
Interest income on mortgage securities collateral              $2,812         7.92%            $3,379        7.36%
Interest expense on collateralized mortgage securities          2,722         7.67              3,244        7.07
                                                               ------                          ------
                                                               $   90                          $  135
                                                               ======                          ======

Changes in interest income and interest expense due to changes in interest rates versus changes in volume were as follows (in thousands):

                                                                                QUARTER ENDED MARCH 31
                                                                  ----------------------------------------------
                                                                  RATE*             VOLUME*                TOTAL
                                                                  ----              ------                 -----
Interest income on mortgage securities collateral                 $242              $(809)                 $(567)
Interest expense on collateralized mortgage securities             261               (783)                  (522)
                                                                  ----              -----                  -----
                                                                  $(19)             $ (26)                 $ (45)
                                                                  ====              =====                  =====


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Capstead Securities Corporation IV (the "Company") was incorporated on August 16, 1991, as a special-purpose finance subsidiary of Capstead Mortgage Corporation ("CMC") and commenced operations on December 23, 1991 with the issuance of its first collateralized mortgage obligation ("CMO"), Series 1991-VIII. As of March 31, 2001, the Company had issued 19 CMOs with an aggregate initial principal balance of $4,572,644,000, including two CMOs with an aggregate initial principal balance of $551,537,000, which were recorded as sales when issued in 1992.

RESULTS OF OPERATIONS

CMO investments (represented by the difference between the carrying value of mortgage securities collateral and collateralized mortgage securities on the balance sheet) produced an operating loss of $18,000 for the quarter ended March 31, 2001, compared to net operating income of $4,000 for the same period in 2000. Operating results produced by CMO investments is represented by the difference between interest income on mortgage securities collateral and interest expense on collateralized mortgage securities, mortgage pool insurance expense on mortgage securities collateral and professional fees. The Company has one CMO outstanding at March 31, 2001 in which it has retained a residual interest (CMO Series 1993-I) and one CMO outstanding in which it has not retained a residual interest (CMO Series 1998-III). CMO Series 1993-I consists of mortgage securities collateral of $25.7 million that supports bonds of $25.2 million resulting in a retained CMO residual of $569,000. Because the Company did not retain any investment in CMO Series 1998-III, no economic benefit was or will be received and thus no net income or loss was or will be recognized related to this CMO other than amortization of unreimbursed bond issuance costs.

The operating results of the Company are primarily based on the performance of CMO Series 1993-I. Operating results from this residual declined due to a higher prepayment rate during the first quarter of 2001 than during the same period in 2000, causing the related collateral premium and bond discount to be amortized at a faster rate in 2001 than in 2000. The runoff rate for CMO Series 1993-I was 21% and 10% for the quarter ended March 31, 2001 and 2000, respectively, resulting in a net amortization expense of $33,000 and $19,000 during the same periods. The following presents the weighted average yields for the periods shown:


                                                                           QUARTER ENDED MARCH 31
                                                                         --------------------------
                                                                          2001                2000
                                                                         ------              ------
     Mortgage securities collateral                                       7.92%               7.36%
     Collateralized mortgage securities                                   7.67                7.07
                                                                          ----                ----
     Net margin                                                           0.25%               0.29%
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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are the receipt of excess cash flows on CMO Investments (primarily the excess of principal and interest earned on the mortgage securities collateral including reinvestment proceeds over the principal and interest payable on the CMOs), proceeds from additional CMO issuances and occasionally proceeds from the sale of collateral released from the related CMOs. There were no dividends or return of capital during the first quarter of 2001. The Company continues to qualify as a real estate investment trust subsidiary.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has exposure to interest rate risk related to its residual in CMO Series 1993-I. If mortgage interest rates rise from current levels, mortgage prepayments on the collateral are expected to decline allowing the Company to earn the net interest spread and to amortize related collateral premiums and bond discounts for a longer period of time. Conversely, if mortgage rates decline, prepayments will likely increase and the period of time that a net interest spread can be earned and related collateral premiums and bond discounts can be amortized over will be shorter. If mortgage rates were to be 100 basis points higher or lower, operating results of this residual for the subsequent 12 months can be expected to increase by $52,000 or decrease by $88,000, respectively.

                          PART II. -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K: None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CAPSTEAD SECURITIES CORPORATION IV


Date:  May 7, 2001               By:   /s/ ANDREW F. JACOBS
                                       -----------------------------------------
                                       Andrew F. Jacobs
                                       Executive Vice President - Finance



Date:  May 7, 2001               By:   /s/ PHILLIP A. REINSCH
                                       -----------------------------------------
                                       Phillip A. Reinsch
                                       Senior Vice President - Control