Form 10-Q
period 2001-06-30
CAPSTEAD SECURITIES CORPORATION IV
filed 2001-08-13
CIK 878517

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----   SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2001

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


Common Stock ($1.00 par value)                 1,000 as of August 10, 2001


================================================================================

                       CAPSTEAD SECURITIES CORPORATION IV
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001


                                      INDEX



                                                                                                            PAGE
                                                                                                            ----
                        PART I. -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

   Balance Sheets -- June 30, 2001 and December 31, 2000..................................................   1

   Statements of Operations -- Quarter and Six Months Ended
     June 30, 2001 and 2000...............................................................................   2

   Statements of Cash Flows -- Six Months Ended
     June 30, 2001 and 2000...............................................................................   3

   Notes to Financial Statements..........................................................................   4

ITEM 2.       Management's Discussion and Analysis of
                Financial Condition and Results of Operations.............................................   6


                          PART II. -- OTHER INFORMATION

ITEM 6.       Exhibits and Reports on Form 8-K............................................................   7

SIGNATURES................................................................................................   7

ITEM 1. FINANCIAL STATEMENTS


                        PART I. -- FINANCIAL INFORMATION
                       CAPSTEAD SECURITIES CORPORATION IV
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                         JUNE 30, 2001   DECEMBER 31, 2000
                                                         -------------   -----------------
                                                          (UNAUDITED)
ASSETS
   Mortgage securities collateral                            $124,148           $147,119
   Cash and cash equivalents                                       32                120
   Other assets                                                     8                  8
                                                             --------           --------
                                                             $124,188           $147,247
                                                             ========           ========
LIABILITIES
   Collateralized mortgage securities                        $123,801           $146,086
   Accrued expenses                                                --                 70
                                                             --------           --------
                                                              123,801            146,156
                                                             --------           --------

STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value,
     1 shares authorized,
     issued and outstanding                                         1                  1
   Paid-in capital                                                652                693
   Undistributed loss                                             (70)               (30)
   Accumulated other comprehensive
     income (loss)                                               (196)               427
                                                             --------           --------
                                                                  387              1,091
                                                             --------           --------
                                                             $124,188           $147,247
                                                             ========           ========



See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                    QUARTER ENDED         SIX MONTHS ENDED
                                                       JUNE 30                JUNE 30
                                                --------------------    --------------------
                                                  2001        2000        2001        2000
                                                --------    --------    --------    --------
Interest income:
   Mortgage securities collateral               $  2,351    $  3,206    $  5,163    $  6,585
   Receivable from Parent                             --          --           1          --
                                                --------    --------    --------    --------

       Total interest income                       2,351       3,206       5,164       6,585
                                                --------    --------    --------    --------

Interest expenses on collateralized
   mortgage securities                             2,280       3,088       5,002       6,332
                                                --------    --------    --------    --------

         Net interest income                          71         118         162         253
                                                --------    --------    --------    --------

Other operating expense:
   Management fees                                     2           2           5           5
   Professional fees and other                         1           1          11           3
   Pool insurance                                     88         121         186         250
                                                --------    --------    --------    --------

       Total other operating expense                  91         124         202         258
                                                --------    --------    --------    --------

Net loss                                             (20)         (6)        (40)         (5)
                                                --------    --------    --------    --------

Other comprehensive income (loss)                     25        (706)       (623)     (2,284)
                                                --------    --------    --------    --------

Comprehensive income (loss)                     $      5    $   (712)   $   (663)   $ (2,289)
                                                ========    ========    ========    ========




See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                          SIX MONTHS ENDED JUNE 30
                                                          ------------------------
                                                             2001          2000
                                                          ----------    ----------
OPERATING ACTIVITIES:
   Net loss                                               $      (40)   $       (5)
   Noncash item - amortization of
     discount and premium                                          8           (91)
   Net change in other assets and accrued expenses               (70)            6
                                                          ----------    ----------
     Net cash used in operating activities                      (102)          (90)
                                                          ----------    ----------
INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Principal collections on collateral                      22,012        25,640
     Decrease in accrued interest receivable                     151           168
     Increase in short-term investments                         (269)         (152)
                                                          ----------    ----------
       Net cash provided by investing activities              21,894        25,656
                                                          ----------    ----------
FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Principal payments on securities                        (21,736)      (25,478)
     Decrease in accrued interest payable                       (104)          (42)
   Capital contributions (distributions)                         (40)            1
                                                          ----------    ----------
       Net cash used in financing activities                 (21,880)      (25,519)
                                                          ----------    ----------
Net change in cash and cash equivalents                          (88)           47

Cash and cash equivalents at beginning
   of period                                                     120            25
                                                          ----------    ----------
Cash and cash equivalents at end of
   period                                                 $       32    $       72
                                                          ==========    ==========



See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2001. For further information refer to the financial statements and footnotes thereto included in the Capstead Securities Corporation IV (the "Company") annual report on Form 10-K for the year ended December 31, 2000.

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

The following summarizes fair value disclosures for mortgage securities collateral held available-for-sale and held-to-maturity for the periods indicated (in thousands):


                                                             AS OF JUNE 30, 2001
                                                ---------------------------------------------
                                                              GROSS       GROSS
                                                            UNREALIZED  UNREALIZED    FAIR
                                                  COST        GAINS       LOSSES      VALUE
                                                ---------   ---------   ---------   ---------
Available-for-sale                              $ 100,499   $      --   $     196   $ 100,303
Held-to-maturity                                   23,845         563          --      24,408
                                                ---------   ---------   ---------   ---------
                                                $ 124,344   $     563   $     196   $ 124,711
                                                =========   =========   =========   =========

                                                            AS OF DECEMBER 31, 2000
                                                ---------------------------------------------
                                                              GROSS       GROSS
                                                            UNREALIZED  UNREALIZED     FAIR
                                                  COST        GAINS       LOSSES      VALUE
                                                ---------   ---------   ---------   ---------
Available-for-sale                              $ 120,008   $     427   $      --   $ 120,435
Held-to-maturity                                   26,684         409          --      27,093
                                                ---------   ---------   ---------   ---------
                                                $ 146,692   $     836   $      --   $ 147,528
                                                =========   =========   =========   =========

The maturity of mortgage securities collateral is directly affected by the rate of principal prepayments by mortgagors. In addition, upon redemption of remaining bonds outstanding pursuant to clean-up calls, released collateral may be sold provided the collateral has paid down to within 15% of its original issue amount. Such sales are deemed maturities under the provisions of Statement of Financial Accounting Standards No. 115. There was no collateral released during the first six months of 2001 or 2000.

NOTE C -- NET INTEREST INCOME ANALYSIS

The following summarizes interest income and interest expense and the average effective interest rates (dollars in thousands):

                                                          QUARTER ENDED JUNE 30
                                                ------------------------------------------
                                                      2001                     2000
                                                -------------------    -------------------
                                                           AVERAGE                 AVERAGE
                                                 AMOUNT      RATE       AMOUNT      RATE
                                                --------   --------    --------   --------
Interest income on mortgage
   securities collateral                        $  2,351       7.21%   $  3,206       7.47%
Interest expense on
   collateralized mortgage securities              2,280       7.00       3,088       7.20
                                                --------               --------
                                                $     71               $    118
                                                ========               ========

                                                         SIX MONTHS ENDED JUNE 30
                                                ------------------------------------------
                                                      2001                     2000
                                                -------------------    -------------------
                                                           AVERAGE                 AVERAGE
                                                 AMOUNT      RATE       AMOUNT      RATE
                                                --------   --------    --------   --------
Interest income on mortgage
   securities collateral                        $  5,163       7.60%   $  6,585       7.42%
Interest expense on
   collateralized mortgage securities              5,002       7.37       6,332       7.14
                                                --------               --------
                                                $    161               $    253
                                                ========               ========


Changes in interest income and interest expense due to changes in interest rates versus changes in volume were as follows (in thousands):


                                                 QUARTER ENDED JUNE 30, 2001
                                                -----------------------------
                                                 RATE*     VOLUME*     TOTAL
                                                -------    -------    -------
Interest income on mortgage
   securities collateral                        $  (109)   $  (746)   $  (855)
Interest expense on collateralized
   mortgage securities                              (86)      (722)      (808)
                                                -------    -------    -------
                                                $   (23)   $   (24)   $   (47)
                                                =======    =======    =======

                                                 SIX MONTHS ENDED JUNE 30, 2001
                                                --------------------------------
                                                  RATE*      VOLUME*      TOTAL
                                                --------    --------    --------
Interest income on mortgage
   securities collateral                        $    155    $ (1,577)   $ (1,422)
Interest expense on collateralized
   mortgage securities                               198      (1,528)     (1,330)
                                                --------    --------    --------
                                                $    (43)   $    (49)   $    (92)
                                                ========    ========    ========

* THE CHANGE IN INTEREST DUE TO BOTH VOLUME AND RATE HAS BEEN ALLOCATED TO VOLUME AND RATE CHANGES IN PROPORTION TO THE RELATIONSHIP OF THE ABSOLUTE DOLLAR AMOUNTS OF THE CHANGE IN EACH.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Capstead Securities Corporation IV (the "Company") was incorporated on August 16, 1991, as a special-purpose finance subsidiary of Capstead Mortgage Corporation ("CMC") and commenced operations on December 23, 1991 with the issuance of its first collateralized mortgage obligation ("CMO"), Series 1991-VIII. As of June 30, 2001, the Company had issued 19 CMOs with an aggregate initial principal balance of $4,572,644,000, including two CMOs with an aggregate initial principal balance of $551,537,000, which were recorded as sales when issued in 1992. The Company has not issued any CMOs since September 30, 1998.

RESULTS OF OPERATIONS

CMO investments (represented by the difference between the carrying value of mortgage securities collateral and collateralized mortgage securities on the balance sheet) produced an operating loss of $18,000 and $36,000 for the quarter and six months ended June 30, 2001, respectively, compared to an operating loss of $4,000 and no income for the same periods in 2000. Operating results produced by CMO investments is represented by the difference between interest income on mortgage securities collateral and interest expense on collateralized mortgage securities, mortgage pool insurance expense on mortgage securities collateral and professional fees. The Company has one CMO outstanding at June 30, 2001 in which it has retained a residual interest (CMO Series 1993-I) and one CMO outstanding in which it has not retained a residual interest (CMO Series 1998-III). CMO Series 1993-I consists of mortgage securities collateral of $23.8 million that supports bonds of $23.3 million resulting in a retained CMO residual of $537,000. Because the Company did not retain any investment in CMO Series 1998-III, no economic benefit was or will be received and thus no net income or loss was or will be recognized related to this CMO other than amortization of unreimbursed bond issuance costs.

The operating results of the Company are primarily based on the performance of CMO Series 1993-I. Operating results from this residual declined due to a higher prepayment rate during the first quarter and six months ended June 30, 2001 than during the same periods in 2000, causing the related collateral premium and bond discount to be amortized at a faster rate in 2001 than in 2000. The runoff rates for CMO Series 1993-I was 28% and 24% for the quarter and six months ended June 30, 2001, respectively, compared to 15% and 12% for the same periods in 2000. As a result, net amortization expense was higher in 2001 than in 2000 at $41,000 and $27,000 for the quarter and six months ended June 30, 2001, respectively, compared to $27,000 and $46,000 during the same periods in 2000. The following presents the weighted average collateral yields and borrowing rates for the periods shown:

                                                  QUARTER ENDED     SIX MONTHS ENDED
                                                     JUNE 30             JUNE 30
                                                ----------------    ----------------
                                                 2001      2000      2001      2000
                                                ------    ------    ------    ------
Mortgage securities collateral                    7.21%     7.47%     7.60%     7.42%
Collateralized mortgage securities                7.00      7.20      7.37      7.14
                                                ------    ------    ------    ------
Net margin                                        0.21%     0.27%     0.23%     0.28%
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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are the receipt of excess cash flows on CMO Investments (primarily the excess of principal and interest earned on the mortgage securities collateral including reinvestment proceeds over the principal and interest payable on the CMOs), proceeds from additional CMO issuances and occasionally proceeds from the sale of collateral released from the related CMOs. During 2001, the Company returned capital of $40,000. The Company believes it continues to qualify as a real estate investment trust subsidiary.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has exposure to interest rate risk related to its residual in CMO Series 1993-I. If mortgage interest rates rise from current levels, mortgage prepayments on the collateral are expected to decline allowing the Company to earn the net interest spread and to amortize related collateral premiums and bond discounts for a longer period of time. Conversely, if mortgage rates decline, prepayments will likely increase and the period of time that a net interest spread can be earned and related collateral premiums and bond discounts can be amortized over will be shorter. If mortgage rates were to be 100 basis points higher or lower, operating results of this residual for the subsequent 12 months can be expected to increase by $50,000 or decrease by $86,000, respectively.

                          PART II. -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:    None.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CAPSTEAD SECURITIES CORPORATION IV


Date:  August 10, 2001              By:   /s/ ANDREW F. JACOBS
                                          --------------------------------------
                                          Andrew F. Jacobs
                                          Executive Vice President - Finance


Date:  August 10, 2001              By:   /s/ PHILLIP A. REINSCH
                                          --------------------------------------
                                          Phillip A. Reinsch
                                          Senior Vice President - Control