Form 10-Q
period 2001-09-30
CAPSTEAD SECURITIES CORPORATION IV
filed 2001-11-13
CIK 878517

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

         For the quarterly period ended: September 30, 2001

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ---------------

                        COMMISSION FILE NUMBER: 33-42337

                       CAPSTEAD SECURITIES CORPORATION IV
             (Exact name of Registrant as specified in its Charter)

                       DELAWARE                                75-2390594
            (State or other jurisdiction of                 (I.R.S. Employer
            incorporation or organization)                  Identification No.)

  8401 NORTH CENTRAL EXPRESSWAY, SUITE 800, DALLAS, TX            75225
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

Common Stock ($1.00 par value)                     1,000 as of November 9, 2001

================================================================================

                       CAPSTEAD SECURITIES CORPORATION IV
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001


                                      INDEX



                                                                                 PAGE
                                                                                 ----
                        PART I. -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

   Balance Sheets -- September 30, 2001 and December 31, 2000...................  1

   Statements of Operations -- Quarter and Nine Months Ended
     September 30, 2001 and 2000................................................  2

   Statements of Cash Flows -- Nine Months Ended
     September 30, 2001 and 2000................................................  3

   Notes to Financial Statements................................................  4

ITEM 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations.........................  6


                          PART II. -- OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K........................................  7

SIGNATURES......................................................................  7

ITEM 1.       FINANCIAL STATEMENTS


                        PART I. -- FINANCIAL INFORMATION
                       CAPSTEAD SECURITIES CORPORATION IV
                                 BALANCE SHEETS
                      (In thousands, except per share data)



                                                    SEPTEMBER 30, 2001               DECEMBER 31, 2000
                                                    ------------------               -----------------
                                                     (UNAUDITED)
ASSETS
   Mortgage securities collateral                          $104,891                     $147,119
   Cash and cash equivalents                                     55                          120
   Other assets                                                   8                            8
                                                           --------                     --------

                                                           $104,954                     $147,247
                                                           ========                     ========

LIABILITIES
   Collateralized mortgage securities                      $104,565                     $146,086
   Accrued expenses                                               -                           70
                                                           --------                     --------

                                                            104,565                      146,156
                                                           --------                     --------

STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value,
     1 shares authorized,
     issued and outstanding                                       1                            1
   Paid-in capital                                              659                          693
   Undistributed loss                                          (108)                         (30)
   Accumulated other comprehensive
     income (loss)                                             (163)                         427
                                                           --------                     --------

                                                                389                        1,091
                                                           --------                     --------

                                                           $104,954                     $147,247
                                                           ========                     ========



See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                            STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (unaudited)



                                               QUARTER ENDED             NINE MONTHS ENDED
                                               SEPTEMBER 30                SEPTEMBER 30
                                          ----------------------      ----------------------
                                            2001          2000          2001          2000
                                          --------      --------      --------      --------
Interest income:
   Mortgage securities collateral         $  1,838      $  3,133      $  7,001      $  9,718
   Receivable from Parent                       --            --             1            --
                                          --------      --------      --------      --------

       Total interest income                 1,838         3,133         7,002         9,718
                                          --------      --------      --------      --------

Interest expenses on collateralized
   mortgage securities                       1,795         3,023         6,797         9,355
                                          --------      --------      --------      --------

         Net interest income                    43           110           205           363
                                          --------      --------      --------      --------

Other expense:
   Management fees                               3             3             8             8
   Professional fees and other                   4            --            16             3
   Pool insurance                               74           111           259           361
                                          --------      --------      --------      --------

       Total other expense                      81           114           283           372
                                          --------      --------      --------      --------

Net loss                                       (38)           (4)          (78)           (9)

Other comprehensive income (loss)               33           533          (590)       (1,751)
                                          --------      --------      --------      --------

Comprehensive income (loss)               $     (5)     $    529      $   (668)     $ (1,760)
                                          ========      ========      ========      ========



See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30
                                                          --------------------------
                                                             2001            2000
                                                          ----------      ----------
OPERATING ACTIVITIES:
   Net loss                                               $      (78)     $       (9)
   Noncash item - amortization of
     discount and premium                                        (21)           (131)
   Net change in other assets and accrued expenses               (70)              9
                                                          ----------      ----------

     Net cash used in operating activities                      (169)           (131)
                                                          ----------      ----------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Principal collections on collateral                      40,894          34,256
     Decrease in accrued interest receivable                     273             223
     Increase in short-term investments                         (371)             (2)
                                                          ----------      ----------

       Net cash provided by investing activities              40,796          34,477
                                                          ----------      ----------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Principal payments on securities                        (40,503)        (34,237)
     Decrease in accrued interest payable                       (155)            (40)
   Capital contributions (distributions)                         (34)              2
                                                          ----------      ----------

       Net cash used in financing activities                 (40,692)        (34,275)
                                                          ----------      ----------

Net change in cash and cash equivalents                          (65)             71

Cash and cash equivalents at beginning
   of period                                                     120              25
                                                          ----------      ----------
Cash and cash equivalents at end of
   period                                                 $       55      $       96
                                                          ==========      ==========


See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2001. For further information refer to the financial statements and footnotes thereto included in the Capstead Securities Corporation IV (the "Company") annual report on Form 10-K for the year ended December 31, 2000.

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

The following summarizes fair value disclosures for mortgage securities collateral held available-for-sale and held-to-maturity for the periods indicated (in thousands):

                                          AS OF SEPTEMBER 30, 2001
                            -----------------------------------------------------
                                            GROSS          GROSS
                                          UNREALIZED     UNREALIZED       FAIR
                               COST          GAINS         LOSSES         VALUE
                            ---------     ----------     ----------     ---------
Available-for-sale          $  83,534     $       --     $      163     $  83,371
Held-to-maturity               21,520            760             --        22,280
                            ---------     ----------     ----------     ---------
                            $ 105,054     $      760     $      163     $ 105,651
                            =========     ==========     ==========     =========

                                          AS OF SEPTEMBER 30, 2001
                            -----------------------------------------------------
                                            GROSS          GROSS
                                          UNREALIZED     UNREALIZED       FAIR
                               COST          GAINS         LOSSES         VALUE
                            ---------     ----------     ----------     ---------
Available-for-sale          $ 120,008     $      427     $       --     $ 120,435
Held-to-maturity               26,684            409             --        27,093
                            ---------     ----------     ----------     ---------
                            $ 146,692     $      836     $       --     $ 147,528
                            =========     ==========     ==========     =========

The maturity of mortgage securities collateral is directly affected by the rate of principal prepayments by mortgagors. In addition, upon redemption of remaining bonds outstanding pursuant to clean-up calls, released collateral may be sold provided the collateral has paid down to within 15% of its original issue amount. Such sales are deemed maturities under the provisions of Statement of Financial Accounting Standards No. 115. There was no collateral released during the first nine months of 2001 or 2000 (see NOTE D).

NOTE C -- NET INTEREST INCOME ANALYSIS

The following summarizes interest income and interest expense and the average effective interest rates (dollars in thousands):

                                                           QUARTER ENDED SEPTEMBER 30
                                              --------------------------------------------------
                                                      2001                         2000
                                              -------------------          ---------------------
                                                          AVERAGE                        AVERAGE
                                              AMOUNT        RATE           AMOUNT          RATE
                                              ------      -------          ------        -------
Interest income on mortgage
   securities collateral                      $1,838         6.50%         $3,133           7.81%
Interest expense on
   collateralized mortgage securities          1,795         6.36           3,023           7.54
                                              ------                       ------
                                              $   43                       $  110
                                              ======                       ======

                                                          NINE MONTHS ENDED SEPTEMBER 30
                                              --------------------------------------------------
                                                      2001                         2000
                                              -------------------          ---------------------
                                                          AVERAGE                        AVERAGE
                                              AMOUNT        RATE           AMOUNT          RATE
                                              ------      -------          ------        -------
Interest income on mortgage
   securities collateral                      $7,001         7.29%         $9,718           7.54%
Interest expense on
   collateralized mortgage securities          6,797         7.09           9,355           7.26
                                              ------                       ------
                                              $  204                       $  363
                                              ======                       ======

Changes in interest income and interest expense due to changes in interest rates versus changes in volume were as follows (in thousands):

                                                        QUARTER ENDED SEPTEMBER 30, 2001
                                               -------------------------------------------------
                                               RATE*              VOLUME*                 TOTAL
                                               -----              -------                -------
Interest income on mortgage
   securities collateral                       $(470)             $  (825)               $(1,295)
Interest expense on collateralized
   mortgage securities                          (427)                (801)                (1,228)
                                               -----              -------                -------
                                               $ (43)             $   (24)               $   (67)
                                               =====              =======                =======

                                                       NINE MONTHS ENDED SEPTEMBER 30, 2001
                                               -------------------------------------------------
                                               RATE*              VOLUME*                 TOTAL
                                               -----              -------                -------
Interest income on mortgage
   securities collateral                       $(306)             $(2,411)               $(2,717)
Interest expense on collateralized
   mortgage securities                          (218)              (2,340)                (2,558)
                                               -----              -------                -------
                                               $ (88)             $   (71)               $  (159)
                                               =====              =======                =======

* THE CHANGE IN INTEREST DUE TO BOTH VOLUME AND RATE HAS BEEN ALLOCATED TO VOLUME AND RATE CHANGES IN PROPORTION TO THE RELATIONSHIP OF THE ABSOLUTE DOLLAR AMOUNTS OF THE CHANGE IN EACH.

NOTE D -- SUBSEQUENT EVENT

On October 24, 2001 the Company redeemed the remaining outstanding bonds of CMO Series 1993-I totaling $20,399,000 pursuant to a clean-up call and sold the related released collateral of $20,392,000 to CMC for a gain of approximately $850,000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Capstead Securities Corporation IV (the "Company") was incorporated on August 16, 1991, as a special-purpose finance subsidiary of Capstead Mortgage Corporation ("CMC") and commenced operations on December 23, 1991 with the issuance of its first collateralized mortgage obligation ("CMO"), Series 1991-VIII. As of September 30, 2001, the Company had issued 19 CMOs with an aggregate initial principal balance of $4,572,644,000, including two CMOs with an aggregate initial principal balance of $551,537,000, which were recorded as sales when issued in 1992. The Company has not issued any CMOs since September 30, 1998.

RESULTS OF OPERATIONS

CMO investments (represented by the difference between the carrying value of mortgage securities collateral and collateralized mortgage securities on the balance sheet) produced an operating loss of $35,000 and $71,000 for the quarter and nine months ended September 30, 2001, respectively, compared to an operating loss of $1,000 for both the quarter and nine months ended September 30, 2000. Operating results produced by CMO investments is represented by the difference between interest income on mortgage securities collateral and interest expense on collateralized mortgage securities, mortgage pool insurance expense on mortgage securities collateral and professional fees. The Company has one CMO outstanding at September 30, 2001 in which it has retained a residual interest (CMO Series 1993-I) and one CMO outstanding in which it has not retained a residual interest (CMO Series 1998-III). CMO Series 1993-I consists of mortgage securities collateral of $21.5 million that supports bonds of $21.0 million resulting in a retained CMO residual of $483,000. Subsequent to quarter-end, the Company redeemed the remaining CMO Series 1993-I bonds and sold the related released collateral to CMC for a gain of approximately $850,000. Because the Company did not retain any investment in CMO Series 1998-III, no economic benefit was or will be received and thus no net income or loss was or will be recognized related to this CMO other than amortization of unreimbursed bond issuance costs.

Until called subsequent to quarter-end, the operating results of the Company have been primarily based on the performance of CMO Series 1993-I. Operating results from this residual declined due to a higher prepayment rate during the third quarter and the nine months ended September 30, 2001 than during the same periods in 2000, causing the related collateral premium and bond discount to be amortized at a faster rate in 2001 than in 2000. The runoff rates for CMO Series 1993-I were 42% and 28% for the quarter and nine months ended September 30, 2001, respectively, compared to 14% and 13% for the same periods in 2000. As a result, net amortization expense was higher in 2001 than in 2000 at $56,000 and $130,000 for the quarter and nine months ended September 30, 2001, respectively, compared to $25,000 and $72,000 during the same periods in 2000. The following presents the weighted average collateral yields and borrowing rates for the periods shown:

                                            QUARTER ENDED      NINE MONTHS ENDED
                                            SEPTEMBER 30         SEPTEMBER 30
                                          ----------------     -----------------
                                           2001      2000       2001       2000
                                          ------    ------     ------     ------
Mortgage securities collateral              6.50%     7.81%      7.29%      7.54%
Collateralized mortgage securities          6.36      7.54       7.09       7.26
                                          ------    ------     ------     ------
Net margin                                  0.14%     0.27%      0.20%      0.28%
                                          ======    ======     ======     ======


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are the receipt of excess cash flows on CMO Investments (primarily the excess of principal and interest earned on the mortgage securities collateral including reinvestment proceeds over the principal and interest payable on the CMOs), proceeds from additional CMO issuances and occasionally proceeds from the sale of collateral released from the related CMOs. During 2001, the Company returned capital of $34,000. The Company believes it continues to qualify as a real estate investment trust subsidiary.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the past, the Company had exposure to interest rate risk related to its residual in CMO Series 1993-I. However, CMO Series 1993-I was called subsequent to quarter-end eliminating the related interest rate risk.


                          PART II. -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:  None.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CAPSTEAD SECURITIES CORPORATION IV


Date:  November 9, 2001               By:   /s/ ANDREW F. JACOBS
                                           -------------------------------------
                                           Andrew F. Jacobs
                                           Executive Vice President - Finance



Date:  November 9, 2001               By:   /s/ PHILLIP A. REINSCH
                                           -------------------------------------
                                           Phillip A. Reinsch
                                           Senior Vice President - Control