Form 10-K
period 2001-12-31
CAPSTEAD SECURITIES CORPORATION IV
filed 2002-03-27
CIK 878517

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 2001

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

AT MARCH 15, 2002 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES WAS: NOT APPLICABLE.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J (1)(a) AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT.

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MARCH 15, 2002:  1,000

DOCUMENTS INCORPORATED BY REFERENCE:  NONE.

================================================================================

                       CAPSTEAD SECURITIES CORPORATION IV

                          2001 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

                                     PART I

ITEM  1.       BUSINESS..................................................    1

ITEM  2.       PROPERTIES................................................    2

ITEM  3.       LEGAL PROCEEDINGS.........................................    2

                                     PART II

ITEM  5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS........................    3

ITEM  7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........    3

ITEM  7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK......................................    4

ITEM  8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............    4

ITEM  9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE....................   15

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K....................................   16

                                     PART I

ITEM 1. BUSINESS.

ORGANIZATION

Capstead Securities Corporation IV (the "Company") was incorporated in Delaware on August 16, 1991 as a special-purpose finance corporation and is a wholly-owned subsidiary of Capstead Mortgage Corporation ("CMC"). CMC is a publicly owned real estate investment trust that, until late 1995, operated a mortgage conduit, purchasing and securitizing single-family residential mortgage loans. The Company is managed by CMC (the "Manager"). The Company believes it has qualified as a REIT subsidiary of CMC under the Internal Revenue Code of 1986 (the "Code"); therefore, for federal income tax purposes it is combined with CMC. Under applicable sections of the Code, REITs are required to distribute annually to stockholders at least 90% of their taxable income. It is the Company's and CMC's policy to distribute 100% of combined taxable income.

The Company was formed primarily for the purpose of issuing and selling collateralized mortgage obligations ("CMOs"), collateralized by mortgage-backed, pass-through certificates ("Certificates") which evidence an interest in a pool of mortgage loans secured by single-family residences. The Certificates pledged as collateral for the CMOs are either contributed by CMC or purchased from third parties and are either Ginnie Mae Certificates, Fannie Mae Certificates, Federal Home Loan Mortgage Corporation Certificates or other privately-issued mortgage pass-through ("Non-Agency") Certificates. On August 21, 1991 the Securities and Exchange Commission declared effective a registration statement filed by the Company covering the offering of a maximum of $5 billion aggregate principal amount of CMOs. As of December 31, 2001, the Company has issued 19 series of CMOs with an aggregate original principal balance of $4,572,644,000, leaving remaining securitization capacity under this registration statement of $427,356,000. With the redemption of one CMO during 2001, only one CMO (Series 1998-3) remains outstanding at December 31, 2001.

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

As compensation for its services under a servicing agreement, the servicers retain a servicing fee, payable monthly, generally 1/4 of 1% of the outstanding principal balance of each mortgage loan serviced as of the last day of each month. CMC does not currently service mortgage loans with respect to CMOs issued by the Company. In addition, CMC is the administrator with respect to the Non-Agency Certificates collateralizing Series 1998-3 and related CMOs. During 2001 and 2000 CMC retained fees for administering these Non-Agency Certificates and related CMOs of $14,000, and $21,000, respectively.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

2001 COMPARED TO 2000

CMO investments (represented by the difference between the carrying amounts of mortgage securities collateral and collateralized mortgage securities on the balance sheet) produced operating income of $37,000 in 2001 compared to an operating loss of $6,000 in 2000. Operating results produced by CMO investments is represented by the difference between interest income on mortgage securities collateral and interest expense on collateralized mortgage securities, mortgage pool insurance expense on mortgage securities collateral and professional fees. The Company elected Real Estate Mortgage Investment Conduit ("REMIC") status for tax purposes on the issuance of CMO Series 1998-III. This issuance was accounted for as a financing, and as a financing, CMO collateral and Bonds are reflected on the balance sheet; however, because the Company did not retain any investment in this CMO, no economic benefit was or will be received and thus no net income or loss was or will be recognized related to this CMO other than amortization of unreimbursed bond issuance costs.

Operating results from CMO investments improved due to an increase in net margin from 2000 to 2001. The following table presents the weighted average yields for the periods shown:

                                                                             YEAR ENDED DECEMBER 31
                                                                          ------------------------------
                                                                          2001         2000        1999
                                                                          -----        -----       -----

     Mortgage securities collateral                                       7.13%        7.63%       6.49%
     Collateralized mortgage securities                                   6.81         7.36        6.20%
                                                                          ----         ----        -----
     Net margin                                                           0.32%        0.27%       0.29%
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

During the fourth quarter 2001, the Company redeemed the outstanding bonds of its last non-REMIC CMO (Series 1993-I) pursuant to a clean-up call, and sold the related released collateral of $20,392,000 for a gain of $1,112,000.

2000 COMPARED TO 1999

CMO investments produced an operating loss of $6,000 in 2000 compared to an operating loss of $172,000 in 1999. Operating results improved due primarily to lower prepayment rates in 2000 than in 1999, which caused collateral and bond premiums and discounts to be amortized at a slower rate in 2000 than in

1999, and lower levels of CMO investments during 2000 after the six CMO redemptions that occurred in 1999. Runoff rates were 24% and 35% for the year ended December 31, 2000 and 1999, respectively. Excluding the effects of CMO Series 1998-III, amortization of collateral and bond premiums and discounts resulted in a net expense of $101,000 and $691,000 during 2000 and 1999, respectively.

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

ITEM 7A. QUANTITATIVE AND QUALITITIVE DISCLOSURES ABOUT MARKET RISK

The Company did not retain any economic interest in its last remaining CMO outstanding at December 31, 2001; therefore, the Company has no exposure to interest rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         REPORT OF INDEPENDENT AUDITORS



Stockholder and Board of Directors
Capstead Securities Corporation IV

We have audited the accompanying balance sheets of Capstead Securities Corporation IV (a wholly-owned subsidiary of Capstead Mortgage Corporation) as of December 31, 2001 and 2000, and the related statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capstead Securities Corporation IV at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



                                                               ERNST & YOUNG LLP


Dallas, Texas
January 25, 2002

                       CAPSTEAD SECURITIES CORPORATION IV
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                             DECEMBER 31
                                                                             -----------------------------------
                                                                               2001                       2000
                                                                             --------                   --------
ASSETS
   Mortgage securities collateral                                             $72,309                   $147,119
   Cash and cash equivalents                                                       14                        120
   Other assets                                                                    --                          8
                                                                              -------                   --------
                                                                              $72,323                   $147,247
                                                                              =======                   ========
LIABILITIES
   Collateralized mortgage securities                                         $71,402                   $146,086
   Accrued expenses                                                                --                         70
                                                                              -------                   --------
                                                                              $71,402                    146,156
                                                                              -------                   --------
STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value,
     1 shares authorized,
     issued and outstanding                                                         1                          1
   Paid-in capital                                                                 18                        693
   Undistributed income (loss)                                                     --                        (30)
   Accumulated other comprehensive income                                         902                        427
                                                                              -------                   --------
                                                                                  921                      1,091
                                                                              -------                   --------
                                                                              $72,323                   $147,247
                                                                              =======                   ========


See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)



                                                                                YEAR ENDED DECEMBER 31
                                                                       --------------------------------------------
                                                                        2001               2000              1999
                                                                       -------            -------           -------
Interest income:
   Mortgage securities collateral                                      $ 8,368            $12,735           $19,637
   Receivable from Parent                                                    7                 --                19
                                                                       -------            -------           -------
     Total interest income                                               8,375             12,735            19,656
Interest expense on collateralized
   mortgage securities                                                   7,986             12,272            18,862
                                                                       -------            -------           -------
       Net interest income                                                 389                463               794
                                                                       -------            -------           -------
Other operating revenue (expense):
   Gain on sale of released
     mortgage securities collateral                                      1,112                 --             3,317
   Loss on redemption of collateralized
     mortgage securities                                                  (259)                --              (872)
   Management fees                                                         (10)               (10)              (10)
   Professional fees and other                                             (22)                (4)              (45)
   Pool insurance                                                         (323)              (465)             (902)
                                                                       -------            -------           -------
     Total other operating revenue (expense)                               498               (479)            1,488
                                                                       -------            -------           -------
Net income (loss)                                                      $   887            $   (16)          $ 2,282
                                                                       =======            =======           =======


See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                       THREE YEARS ENDED DECEMBER 31, 2001
                                 (IN THOUSANDS)


                                                                                                        ACCUMULATED
                                              COMMON STOCK                                                 OTHER
                                          ------------------      PAID-IN        UNDISTRIBUTED         COMPREHENSIVE
                                          SHARES      AMOUNT      CAPITAL        INCOME (LOSS)         INCOME (LOSS)        TOTAL
                                          ------      ------      -------        -------------         -------------       -------
Balance at January 1, 1999                 1             1          5,029             (327)                4,835             9,538

Capital distribution                      --            --         (4,338)              --                    --            (4,338)

Net income                                --            --             --            2,282                    --             2,282

Other comprehensive loss:
   Change in unrealized gain
   on debt securities, net
   of reclassification amount             --            --             --               --                (3,650)           (3,650)
                                                                                                                            ------

     Total comprehensive loss                                                                                               (1,368)

Dividends paid                            --            --             --           (1,969)                   --            (1,969)
                                       -----        ------        -------          -------               -------           -------

Balance at December 31, 1999               1             1            691              (14)                1,185             1,863

Capital contribution                      --            --              2               --                    --                 2

Net loss                                  --            --             --              (16)                   --               (16)

Other comprehensive loss:
   Change in unrealized gain
   on debt securities, net
   of reclassification amount             --            --             --               --                  (758)             (758)
                                                                                                                           -------

     Total comprehensive loss                                                                                                 (774)
                                       -----        ------        -------          -------               -------           -------

Balance at December 31, 2000               1             1            693              (30)                  427             1,091

Capital distribution                      --            --           (675)              --                    --              (675)

Net income                                --            --             --              887                    --               887

Other comprehensive income:
   Change in unrealized gain
   on debt securities, net
   of reclassification amount             --            --             --               --                   475               475
                                                                                                                           -------

     Total comprehensive income                                                                                              1,362

Dividends paid                            --            --             --             (857)                   --              (857)
                                       -----        ------        -------          -------               -------           -------

Balance at December 31, 2001               1        $    1        $    18          $    --               $   902           $   921
                                       =====        ======        =======          =======               =======           =======


See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                              YEAR ENDED DECEMBER 31
                                                                                ----------------------------------------------------
                                                                                  2001                 2000                  1999
                                                                                --------             ---------             ---------
OPERATING ACTIVITIES:
   Net income                                                                   $    887              $    (16)           $   2,282
   Noncash item - amortization of discount
     and premium                                                                     (80)                 (149)                (213)
   Net change in other assets and accrued expenses                                   (62)                   11                  780
   Gain on sale of released mortgage
     securities collateral                                                        (1,112)                   --               (3,317)
   Loss on redemption of collateralized
     mortgage securities                                                             259                    --                  872
                                                                                --------              --------            ---------
         Net cash provided by (used in)
           operating activities                                                     (108)                 (154)                 404
                                                                                --------              --------            ---------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Principal collections on collateral                                          52,680                44,296               175,216
     Decrease in accrued interest
       receivable                                                                    490                   289                 2,195
     Decrease in short-term investments                                              413                    91                13,895
   Sale of released mortgage securities collateral                                21,713                    --               144,541
                                                                                --------              --------             ---------
         Net cash provided by investing activities                                75,296                44,676               335,847
                                                                                --------              --------             ---------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Principal payments on securities                                            (73,319)              (44,363)            (327,918)
     Decrease in accrued interest payable                                           (443)                  (66)              (2,326)
   Capital contributions (distributions)                                            (675)                    2               (4,338)
   Dividends paid                                                                   (857)                   --               (1,969)
                                                                                --------              --------            ---------
         Net cash used in financing activities                                   (75,294)              (44,427)            (336,551)
                                                                                --------              --------            ---------

Net change in cash and cash equivalents                                             (106)                   95                 (300)

Cash and cash equivalents at
   beginning of year                                                                 120                    25                  325
                                                                                --------              --------            ---------

Cash and cash equivalents at end of year                                        $     14              $    120            $      25
                                                                                ========              ========            =========


See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                       CAPSTEAD SECURITIES CORPORATION IV
                                DECEMBER 31, 2001



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

INCOME TAXES

The Company believes it has qualified as a real estate investment trust ("REIT") subsidiary of CMC under the Internal Revenue Code of 1986 (the "Code"), and for federal income tax purposes is combined with CMC. Under applicable sections of the Code, a REIT is required to meet certain asset, income and stock ownership requirements as well as distribute at least 90% of its taxable income, the distribution of which may extend into the subsequent taxable year. It is the Company's policy to distribute 100% of taxable income within the time limits prescribed by the Code. Accordingly, no provision has been made for federal income taxes.

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

The components of mortgage securities collateral are summarized as follows (in thousands):

                                                                                         DECEMBER 31
                                                                              ----------------------------------
                                                                                2001                      2000
                                                                              --------                  --------
Mortgage collateral                                                           $ 69,415                  $142,488
Short-term investments                                                               5                       418
Accrued interest receivable                                                        459                       949
                                                                              --------                  --------
   Total collateral                                                             69,879                   143,855
Unamortized premium                                                              1,528                     2,837
                                                                               -------                  --------
                                                                              $ 71,407                  $146,692
                                                                              ========                  ========

The weighted average effective interest rate for mortgage securities collateral was 7.13% and 7.63% during 2001 and 2000, respectively.

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

                                                                                          DECEMBER 31
                                                                          ------------------------------------
                                                                            2001                        2000
                                                                          --------                    --------
Collateralized mortgage securities                                         $ 69,415                   $142,734
Accrued interest payable                                                         26                        469
                                                                           --------                   --------
   Total obligation                                                          69,441                    143,203
Unamortized premium                                                           1,961                      2,883
                                                                           --------                   --------
     Net obligation                                                        $ 71,402                   $146,086
                                                                           ========                   ========

Average interest rate                                                         2.29%              6.83% to 7.64%
Stated maturity                                                               2025                2023 to 2025
Number of series                                                                 1                           2

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

The weighted average effective interest rate for all collateralized mortgage securities was 6.81% and 7.36% during 2001 and 2000, respectively. Interest payments on collateralized mortgage securities of $8,367,000, $11,220,000, and $20,406,000 were made during 2001, 2000, and 1999, respectively.

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

                                                              DECEMBER 31, 2001                DECEMBER 31, 2000
                                                          --------------------------     ------------------------------
                                                          AMORTIZED          FAIR          AMORTIZED           FAIR
                                                            COST             VALUE          COST               VALUE
                                                          ---------         --------       ---------          --------
ASSETS
   Cash and cash equivalents                              $    14            $    14       $    120           $    120
   Mortgage securities collateral                          71,407             72,309        147,119            147,528

LIABILITIES
   Collateralized mortgage
     securities                                            71,402             71,871        146,086            146,882

The following summarizes fair value disclosures for mortgage securities collateral held available-for-sale and held-to-maturity (in thousands):

                                                                         GROSS             GROSS
                                                       AMORTIZED       UNREALIZED        UNREALIZED           FAIR
                                                          COST            GAINS             LOSSES            VALUE
                                                       ---------       ----------         ---------          ---------
DECEMBER 31, 2001
   Available-for-sale                                   $ 71,407           $  902            $ --            $ 72,309

DECEMBER 31, 2000
   Available-for-sale                                   $120,008           $  427            $ --            $120,435
   Held-to-maturity                                       26,684              409              --              27,093

Upon the Company's redemption of remaining bonds outstanding pursuant to clean-up calls, released CMO collateral may be sold. Such sales are deemed maturities under the provisions of SFAS 115. There were no such sales during 2000. The following summarizes disclosures related to the disposition of released CMO collateral (in thousands):

                                             COST BASIS         GAINS
                                             ----------         ------
          DECEMBER 31, 2001
           Held-to-maturity                    $20,601          $1,112

NOTE F -- ALLOWANCE FOR POSSIBLE LOSSES

The Company has limited exposure to losses on mortgage loans. Losses due to typical mortgagor default or fraud or misrepresentation during origination of the mortgage loan are substantially reduced by the acquisition of mortgage pool insurance from AAA-rated mortgage pool insurers. The amount of coverage under any such mortgage pool insurance policy is the amount (typically 10% to 12% of the aggregate amount in such pool of mortgage loans), determined by one or more Rating Agencies, necessary to allow the securities such pools are pledged to secure to be rated AAA, when combined with homeowner equity or other insurance coverage. Certain other risks, however, are not covered by mortgage pool insurance. These risks include special hazards which are not covered by standard hazard insurance policies. Special hazards are typically catastrophic events that are unable to be predicted (e.g., earthquakes). The Company has limited its exposure to special hazard losses by acquiring special hazard insurance coverage from an insurer rated AAA. Because of its limited exposure to mortgage loan losses, the Company has determined that an allowance for losses is not warranted at December 31, 2001.

Since approximately 73% of the Company's mortgage loans are secured by properties located in California, the Company has a concentration of risk related to the California market. However, the Company has no exposure arising from this concentration because it has retained no economic interest in the remaining CMO outstanding at December 31, 2001.

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

CMC is the administrator with respect to the Non-Agency Certificates collateralizing Series 1998-3 and related CMOs. During 2001 and 2000 CMC retained fees for administering these Non-Agency Certificates and related CMOs of $14,000 and $21,000, respectively.

On a monthly basis, the Company's excess cash is advanced to CMC for which the Company earns interest based on the annual federal short-term rate. At the end of each quarter, these advances are accounted for as distributions to CMC and treated as returns of capital.

During the fourth quarter 2001, the Company sold CMO Series 1993-I collateral of $20,392,000 to CMC for a gain of $1,112,000.

NOTE I -- NET INTEREST INCOME ANALYSIS (UNAUDITED)

The following summarizes interest income and interest expense and the average effective interest rate for mortgage securities collateral and collateralized mortgage securities (dollars in thousands):

                                            2001                        2000                       1999
                                   ----------------------      -----------------------     -----------------------
                                                  AVERAGE                     AVERAGE                      AVERAGE
                                    AMOUNT          RATE        AMOUNT         RATE         AMOUNT          RATE
                                    -------       -------      -------        --------     -------         --------
Interest income on
  mortgage securities
  collateral                        $8,368         7.13%       $12,735         7.63%       $19,637          6.49%
Interest expense on
  collateralized
  mortgage securities                7,986         6.81         12,272         7.36         18,862          6.20
                                    ------                     -------                     -------
Net interest income                 $  382                     $   463                     $   775
                                    ======                     =======                     =======

The following summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume (in thousands):

                                                                                   2001/2000
                                                                  --------------------------------------------------
                                                                  RATE               VOLUME                 TOTAL
                                                                  -----              -------               --------
Interest income on mortgage
   securities collateral                                          $(792)             $(3,575)              $(4,367)
Interest expense on collateralized
   mortgage securities                                             (868)              (3,418)               (4,286)
                                                                  -----              -------               -------
                                                                  $  76              $  (157)              $   (81)
                                                                  =====              =======               =======

                                                                                      2000/1999
                                                                  --------------------------------------------------
                                                                  RATE                VOLUME                TOTAL
                                                                  -----              -------               --------
Interest income on mortgage
   securities collateral                                          $3,037             $(9,939)              $(6,902)
Interest expense on collateralized
   mortgage securities                                             3,056              (9,646)               (6,590)
                                                                  ------             -------               -------
                                                                  $  (19)            $  (293)              $  (312)
                                                                  ======             =======               =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Documents filed as part of this report:

     1.  The following financial statements of the Company are included in
         ITEM 8:


                                                                          PAGE
                                                                          ----
         Balance Sheets - December 31, 2001 and 2000                         6
         Statement of Operations - Three Years Ended December 31, 2001       7
         Statements of Stockholder's Equity - Three Years Ended
           December 31, 2001                                                 8
         Statements of Cash Flows - Three Years Ended December 31, 2001      9
         Notes to Financial Statements - December 31, 2001                  10

     2.  Financial statement schedules:  None.

         All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     3.  Exhibits:

         EXHIBIT
         NUMBER
         -------
           3.1     Certificate of Incorporation(1)
           3.2     Bylaws(1)
           4.1     Form of Indenture between the Registrant and Texas Commerce
                   Bank, National Association, as Trustee(1)
           4.2     Form of Nineteenth Supplement to the Indenture(4)
          10.1     Form of Pooling and Administrative Agreement(1)
          10.4     Management Agreement between the Company and Capstead
                   Advisers, Inc. dated January 1, 1994(2)
          10.5     Amended Management Agreement between the Company and
                   Capstead  Advisers, Inc. October 1, 1994(3)
          23       Consent of Ernst & Young LLP, Independent Auditors*

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

(3) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

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


                                             CAPSTEAD SECURITIES CORPORATION IV
                                                         REGISTRANT


Date:  March 22, 2002                     By:/s/ ANDREW F. JACOBS
                                             --------------------------------
                                                     Andrew F. Jacobs
                                             Executive Vice President-Finance


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the dates indicated.



/s/ ANDREW F. JACOBS                               Executive Vice President -                        March 22, 2002
------------------------------                       Finance
      (Andrew F. Jacobs)


/s/ PHILLIP A. REINSCH                             Senior Vice President -                           March 22, 2002
------------------------------                       Control
    (Phillip. A. Reinsch)


/s/ MAURICE MCGRATH                                Director                                          March 22, 2002
------------------------------
     (Maurice McGrath)




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

                                INDEX TO EXHIBITS



         EXHIBIT
         NUMBER                          DESCRIPTION
         -------                         -----------
           3.1       Certificate of Incorporation(1)
           3.2       Bylaws(1)
           4.1       Form of Indenture between the Registrant and Texas
                     Commerce Bank, National Association, as Trustee(1)
           4.2       Form of Nineteenth Supplement to the Indenture(4)
          10.1       Form of Pooling and Administrative Agreement(1)
          10.4       Management Agreement between the Company and Capstead
                     Advisers, Inc. dated January 1, 1994(2)
          10.5       Amended Management Agreement between the Company and
                     Capstead Advisers, Inc. October 1, 1994(3)
          23         Consent of Ernst & Young LLP, Independent Auditors*

-----------------
(1) Previously filed with the Commission as an exhibit to the Company's Registration Statement on Form S-3 (No. 33-42337) filed August 21, 1991.

(2) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

(3) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

(4) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on October 9, 1998.