Form 10-Q
period 2002-03-31
CAPSTEAD SECURITIES CORPORATION IV
filed 2002-05-14
CIK 878517

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2002

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

Common Stock ($1.00 par value)                         1,000 as of May 13, 2002

================================================================================

                       CAPSTEAD SECURITIES CORPORATION IV
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002


                                      INDEX



                                                                                                             PAGE
                                                                                                             ----
                                         PART I. -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

   Balance Sheets -- March 31, 2002 and December 31, 2001.................................................    1

   Statements of Operations -- Quarter Ended March 31, 2002 and 2001......................................    2

   Statements of Cash Flows -- Quarter Ended March 31, 2002 and 2001......................................    3

   Notes to Financial Statements..........................................................................    4

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.....................................................    5


                                           PART II. -- OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K..................................................................    6

SIGNATURES................................................................................................    7

                        PART I. -- FINANCIAL INFORMATION
                       CAPSTEAD SECURITIES CORPORATION IV
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


ITEM 1. FINANCIAL STATEMENTS


                                                     MARCH 31, 2002   DECEMBER 31, 2001
                                                     --------------   -----------------
                                                      (UNAUDITED)
ASSETS
   Mortgage securities collateral                    $       59,700    $       72,309
   Cash and cash equivalents                                     14                14
                                                     --------------    --------------

                                                     $       59,714    $       72,323
                                                     ==============    ==============

LIABILITIES
   Collateralized mortgage securities                $       58,950    $       71,402
                                                     --------------    --------------


STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value,
     1 shares authorized,
     issued and outstanding                                       1                 1
   Paid-in capital                                               22                18
   Undistributed loss                                            (4)               --
   Accumulated other comprehensive
     income                                                     745               902
                                                     --------------    --------------

                                                                764               921
                                                     --------------    --------------

                                                     $       59,714    $       72,323
                                                     ==============    ==============


See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                            QUARTER ENDED MARCH 31
                                         ----------------------------
                                             2002            2001
                                         ------------    ------------
Interest income:
   Mortgage securities collateral        $        958    $      2,812
   Receivable from (payable to) parent             (1)              1
                                         ------------    ------------

       Total interest income                      957           2,813

Interest expense on collateralized
   mortgage securities                            906           2,722
                                         ------------    ------------

         Net interest income                       51              91
                                         ------------    ------------

Other operating expenses:
   Management fees                                  3               3
   Professional fees and other                     --              10
   Pool insurance                                  52              98
                                         ------------    ------------

       Total other operating expenses              55             111
                                         ------------    ------------

Net loss                                           (4)            (20)

Other comprehensive loss                         (157)           (648)
                                         ------------    ------------

Comprehensive loss                       $       (161)   $       (668)
                                         ============    ============



See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                    QUARTER ENDED MARCH 31
                                                   ------------------------
                                                      2002          2001
                                                   ----------    ----------
OPERATING ACTIVITIES:
   Net income (loss)                               $       (4)   $      (20)
   Noncash item - amortization of
     discount and premium                                 (79)           27
   Net change in other assets and
     accrued expenses                                      --           (70)
                                                   ----------    ----------

       Net cash used in operating activities              (83)          (63)
                                                   ----------    ----------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Principal collections on collateral               12,105         7,753
     Decrease in accrued interest receivable               80            51
     Increase in short-term investments                    --          (428)
                                                   ----------    ----------

       Net cash provided by investing activities       12,185         7,376
                                                   ----------    ----------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Principal payments on securities                 (12,105)       (7,320)
     Decrease in accrued interest payable                  (1)          (52)
   Capital contributions (distributions)                    4           (37)
                                                   ----------    ----------

       Net cash used in financing activities          (12,102)       (7,409)
                                                   ----------    ----------

Net change in cash and cash equivalents                    --           (96)

Cash and cash equivalents at beginning
   of period                                               14           120
                                                   ----------    ----------
Cash and cash equivalents at end of
   period                                          $       14    $       24
                                                   ==========    ==========



See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2002. For further information refer to the financial statements and footnotes thereto included in the Capstead Securities Corporation IV (the "Company") annual report on Form 10-K for the year ended December 31, 2001.

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

Fair values are estimated using quoted market prices, when available, including quotes made by Capstead Mortgage Corporation's lenders in connection with designating collateral for repurchase arrangements. The following summarizes fair value disclosures for mortgage securities collateral held available-for-sale for the periods indicated (in thousands):

                                               MARCH 31, 2002         DECEMBER 31, 2001
                                               --------------         -----------------
         Carrying amount                         $58,955                 $71,407
         Unrealized gains                            745                     902
                                                 -------                 -------
           Fair value                            $59,700                 $72,309
                                                 =======                 =======

The maturity of mortgage securities collateral is directly affected by the rate of principal prepayments by mortgagors. In addition, upon redemption of remaining bonds outstanding pursuant to clean-up calls, released collateral may be sold provided the collateral has paid down to within 15% of its original issue amount. Such sales are deemed maturities under the provisions of Statement of Financial Accounting Standards No. 115. There was no CMO collateral released during the first quarter of 2002 or 2001.

NOTE C -- NET INTEREST INCOME ANALYSIS

The following summarizes interest income and interest expense and the average effective interest rates (dollars in thousands):

                                                    QUARTER ENDED MARCH 31
                                        --------------------------------------------------
                                                 2002                       2001
                                        -----------------------    -----------------------
                                                      AVERAGE                    AVERAGE
                                          AMOUNT        RATE         AMOUNT        RATE
                                        ----------   ----------    ----------   ----------
Interest income on mortgage
   securities collateral                $      958         5.97%   $    2,812         7.92%
Interest expense on
   collateralized mortgage securities          906         5.61         2,722         7.67
                                        ----------                 ----------
                                        $       52                 $       90
                                        ==========                 ==========

Changes in interest income and interest expense due to changes in interest rates versus changes in volume were as follows (in thousands):

                                                 QUARTER ENDED MARCH 31
                                        --------------------------------------
                                          RATE*         VOLUME*        TOTAL
                                        ----------    ----------    ----------
Interest income on mortgage
   securities collateral                $     (575)   $   (1,279)   $   (1,854)
Interest expense on
   collateralized mortgage securities         (602)       (1,214)       (1,816)
                                        ----------    ----------    ----------
                                        $       27    $      (65)   $      (38)
                                        ==========    ==========    ==========

* The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Capstead Securities Corporation IV (the "Company") was incorporated on August 16, 1991, as a special-purpose finance subsidiary of Capstead Mortgage Corporation ("CMC") and commenced operations on December 23, 1991 with the issuance of its first collateralized mortgage obligation ("CMO"), Series 1991-VIII. As of March 31, 2002, the Company had issued 19 CMOs with an aggregate initial principal balance of $4,572,644,000, including two CMOs with an aggregate initial principal balance of $551,537,000, which were recorded as sales when issued in 1992. The Company has remaining capacity to issue $427,356,000 of CMOs under this shelf registration. With the redemption of one CMO during 2001, only one CMO (Series 1998-III) remains outstanding at December 31, 2001.

The Company elected Real Estate Mortgage Investment Conduit ("REMIC") status for tax purposes on the issuance of CMO Series 1998-III. This issuance was accounted for as a financing, and as a financing, CMO collateral and Bonds are reflected on the balance sheet; however, because the Company did not retain any investment in this CMO, no economic benefit was or will be received and thus no net income or loss was or will be recognized related to this CMO other than amortization of unreimbursed bond issuance costs. The Company's net losses are due to operational costs incurred (management and professional fees).

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are the receipt of excess cash flows on CMO Investments (primarily the excess of principal and interest earned on the mortgage securities collateral including reinvestment proceeds over the principal and interest payable on the CMOs), proceeds from additional CMO issuances and occasionally proceeds from the sale of collateral released from the related CMOs. There were no dividends or return of capital during the first quarter of 2002. The Company continues to qualify as a real estate investment trust subsidiary.

ITEM 2A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


                                        CAPSTEAD SECURITIES CORPORATION IV



Date: May 13, 2002                      By: /s/ ANDREW F. JACOBS
                                           -------------------------------------
                                           Andrew F. Jacobs
                                           Chairman, Chief Executive officer and
                                           President



Date: May 13, 2002                      By: /s/ PHILLIP A. REINSCH
                                           -------------------------------------
                                           Phillip A. Reinsch
                                           Senior Vice President - Control