Form 10-Q
period 2002-06-30
CAPSTEAD SECURITIES CORPORATION IV
filed 2002-08-13
CIK 878517

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 2002

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



Common Stock ($1.00 par value)                      1,000 as of August 12, 2002


================================================================================

                       CAPSTEAD SECURITIES CORPORATION IV
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2002


                                      INDEX



                                                                                                            PAGE
                                                                                                            ----
                                       PART I. -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

   Balance Sheets -- June 30, 2002 and December 31, 2001..................................................   1

   Statements of Operations -- Quarter and Six Months Ended
     June 30, 2002 and 2001...............................................................................   2

   Statements of Cash Flows -- Six Months Ended
     June 30, 2002 and 2001...............................................................................   3

   Notes to Financial Statements..........................................................................   4

ITEM 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations...................................................   6


                                        PART II. -- OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K..................................................................   6

SIGNATURES................................................................................................   7

ITEM 1. FINANCIAL STATEMENTS


                        PART I. -- FINANCIAL INFORMATION
                       CAPSTEAD SECURITIES CORPORATION IV
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                            JUNE 30, 2002    DECEMBER 31, 2001
                                                           ---------------   -----------------
                                                             (UNAUDITED)
ASSETS
   Mortgage securities collateral                          $        50,896    $        72,309
   Cash and cash equivalents                                            14                 14
                                                           ---------------    ---------------

                                                           $        50,910    $        72,323
                                                           ===============    ===============

LIABILITIES
   Collateralized mortgage securities                      $        50,255    $        71,402
                                                           ---------------    ---------------

STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value,
     1 shares authorized,
     issued and outstanding                                              1                  1
   Paid-in capital                                                      24                 18
   Undistributed loss                                                   (5)                --
   Accumulated other comprehensive
     income                                                            635                902
                                                           ---------------    ---------------
                                                                       655                921
                                                           ---------------    ---------------
                                                           $        50,910    $        72,323
                                                           ===============    ===============








See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                         QUARTER ENDED                 SIX MONTHS ENDED
                                                           JUNE 30                         JUNE 30
                                                ----------------------------    ----------------------------
                                                    2002            2001            2002            2001
                                                ------------    ------------    ------------    ------------
Interest income:
   Mortgage securities collateral               $        822    $      2,351    $      1,781    $      5,163
   Receivable from (payable to) parent                    --              --              (2)              1
                                                ------------    ------------    ------------    ------------

       Total interest income                             822           2,351           1,779           5,164
                                                ------------    ------------    ------------    ------------

Interest expenses on collateralized
   mortgage securities                                   777           2,280           1,683           5,002
                                                ------------    ------------    ------------    ------------

         Net interest income                              45              71              96             162
                                                ------------    ------------    ------------    ------------

Other operating expense:
   Management fee                                          2               2               5               5
   Professional fee and other                              1               1               1              11
   Pool insurance                                         45              88              97             186
                                                ------------    ------------    ------------    ------------

       Total other operating expense                      48              91             103             202
                                                ------------    ------------    ------------    ------------

Net loss                                                  (3)            (20)             (7)            (40)
                                                ------------    ------------    ------------    ------------

Other comprehensive income (loss)                       (110)             25            (267)           (623)
                                                ------------    ------------    ------------    ------------

Comprehensive income (loss)                     $       (113)   $          5    $       (274)   $       (663)
                                                ============    ============    ============    ============




See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                       SIX MONTHS ENDED JUNE 30
                                                                    ------------------------------
                                                                        2002             2001
                                                                    -------------    -------------
OPERATING ACTIVITIES:
   Net loss                                                         $          (7)   $         (40)
   Noncash item - amortization of
     discount and premium                                                    (125)               8
   Net change in other assets and accrued expenses                             --              (70)
                                                                    -------------    -------------

     Net cash used in operating activities                                   (132)            (102)
                                                                    -------------    -------------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Principal collections on collateral                                   20,561           22,012
     Decrease in accrued interest receivable                                  133              151
     Increase in short-term investments                                        --             (269)
                                                                    -------------    -------------

       Net cash provided by investing activities                           20,694           21,894
                                                                    -------------    -------------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Principal payments on securities                                     (20,561)         (21,736)
     Decrease in accrued interest payable                                      (9)            (104)
   Capital contributions (distributions)                                        8              (40)
                                                                    -------------    -------------

       Net cash used in financing activities                              (20,562)         (21,880)
                                                                    -------------    -------------

Net change in cash and cash equivalents                                        --              (88)

Cash and cash equivalents at beginning
   of period                                                                   14              120
                                                                    -------------    -------------
Cash and cash equivalents at end of
   period                                                           $          14    $          32
                                                                    =============    =============




See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2002. For further information refer to the financial statements and footnotes thereto included in the Capstead Securities Corporation IV (the "Company") annual report on Form 10-K for the year ended December 31, 2001.

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

The following summarizes fair value disclosures for mortgage securities collateral held available-for-sale for the periods indicated (in thousands):


                                                            JUNE 30, 2002   DECEMBER 31, 2001
                                                           ---------------  -----------------
Carrying amount                                            $        50,261   $        71,407
Unrealized gains                                                       635               902
                                                           ---------------   ---------------
  Fair value                                               $        50,896   $        72,309
                                                           ===============   ===============

The maturity of mortgage securities collateral is directly affected by the rate of principal prepayments by mortgagors. In addition, upon redemption of remaining bonds outstanding pursuant to clean-up calls, released collateral may be sold provided the collateral has paid down to within 15% of its original issue amount. Such sales are deemed maturities under the provisions of Statement of Financial Accounting Standards No. 115. There was no collateral released during the first six months of 2002 or 2001.

NOTE C -- NET INTEREST INCOME ANALYSIS

The following summarizes interest income and interest expense and the average effective interest rates (dollars in thousands):


                                                                              QUARTER ENDED JUNE 30
                                                          ----------------------------------------------------------
                                                                     2002                           2001
                                                          ---------------------------    ---------------------------
                                                                           AVERAGE                        AVERAGE
                                                             AMOUNT          RATE           AMOUNT          RATE
                                                          ------------   ------------    ------------   ------------
Interest income on mortgage
   securities collateral                                  $        822           6.05%   $      2,351           7.21%
Interest expense on
   collateralized mortgage securities                              777           5.68           2,280           7.00
                                                          ------------                   ------------
                                                          $         45                   $         71
                                                          ============                   ============

                                                                            SIX MONTHS ENDED JUNE 30
                                                          ----------------------------------------------------------
                                                                     2002                           2001
                                                          ---------------------------    ---------------------------
                                                                           AVERAGE                        AVERAGE
                                                             AMOUNT          RATE           AMOUNT          RATE
                                                          ------------   ------------    ------------   ------------
Interest income on mortgage
   securities collateral                                  $      1,781           5.99%   $      5,163           7.60%
Interest expense on
   collateralized mortgage securities                            1,683           5.63           5,002           7.37
                                                          ------------                   ------------
                                                          $         98                   $        161
                                                          ============                   ============


Changes in interest income and interest expense due to changes in interest rates versus changes in volume were as follows (in thousands):


                                                                       QUARTER ENDED JUNE 30, 2002
                                                           -----------------------------------------------
                                                               RATE*           VOLUME*           TOTAL
                                                           -------------    -------------    -------------
Interest income on mortgage
   securities collateral                                   $        (332)   $      (1,197)   $      (1,529)
Interest expense on collateralized
   mortgage securities                                              (368)          (1,135)          (1,503)
                                                           -------------    -------------    -------------
                                                           $          36    $         (62)   $         (26)
                                                           =============    =============    =============

                                                                    SIX MONTHS ENDED JUNE 30, 2002
                                                           -----------------------------------------------
                                                               RATE*            VOLUME*           TOTAL
                                                           -------------    -------------    -------------
Interest income on mortgage
   securities collateral                                   $        (923)   $      (2,459)   $      (3,382)
Interest expense on collateralized
   mortgage securities                                              (983)          (2,336)          (3,319)
                                                           -------------    -------------    -------------
                                                           $          60    $        (123)   $         (63)
                                                           =============    =============    =============


* The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capstead Securities Corporation IV (the "Company") was incorporated on August 16, 1991, as a special-purpose finance subsidiary of Capstead Mortgage Corporation ("CMC") and commenced operations on December 23, 1991 with the issuance of its first collateralized mortgage obligation ("CMO"), Series 1991-VIII. As of June 30, 2002, the Company had issued 19 CMOs with an aggregate initial principal balance of $4,572,644,000, including two CMOs with an aggregate initial principal balance of $551,537,000, which were recorded as sales when issued in 1992. The Company has not issued any CMOs since September 30, 1998.

The Company's net losses are due to operational costs incurred (management and administrative fees). Other comprehensive loss reflects the decline in pledged CMO collateral since year-end as a result of relatively high mortgage prepayments. As the underlying mortgages pay off, related unrealized gains are eliminated.


LIQUIDITY AND CAPITAL RESOURCES

All ongoing cash CMO expenses of the Company are paid out of the excess cash flow on the CMO issued before the residual holders receive their residual interest. The Company believes that the excess cash flows will be sufficient to pay ongoing CMO expenses. Cash flow requirements due to ongoing operational costs are funded by CMC.


                          PART II. -- OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)      Exhibits: The following Exhibit is presented herewith:

         Exhibit 99.1 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K: None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CAPSTEAD SECURITIES CORPORATION IV


Date:  August 12, 2002                     By:   /s/ ANDREW F. JACOBS
                                              ---------------------------------
                                              Andrew F. Jacobs
                                              Chairman, Chief Executive Officer
                                              and President


Date:  August 12, 2002                     By:   /s/ PHILLIP A. REINSCH
                                              ---------------------------------
                                              Phillip A. Reinsch
                                              Senior Vice President - Control

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
 99.1            Certification pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002.