Form 10-Q
period 2002-09-30
CAPSTEAD SECURITIES CORPORATION IV
filed 2002-11-13
CIK 878517

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2002

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

Common Stock ($1.00 par value)                    1,000 as of November 11, 2002

===============================================================================

                       CAPSTEAD SECURITIES CORPORATION IV
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002


                                      INDEX

                                                                                                            PAGE
                                                                                                            ----
                                   PART I. -- FINANCIAL INFORMATION

ITEM 1.       Financial Statements

   Balance Sheets -- September 30, 2002 and December 31, 2001.............................................   1

   Statements of Operations -- Quarter and Nine Months Ended
     September 30, 2002 and 2001..........................................................................   2

   Statements of Cash Flows -- Nine Months Ended
     September 30, 2002 and 2001..........................................................................   3

   Notes to Financial Statements..........................................................................   4

ITEM 2.       Management's Discussion and Analysis of
                Financial Condition and Results of Operations.............................................   6

ITEM 3.       Quantitative and Qualitative Disclosure of Market Risk......................................   6

ITEM 4.       Controls and Procedures.....................................................................   6


                                   PART II. -- OTHER INFORMATION

ITEM 6.       Exhibits and Reports on Form 8-K............................................................   7

SIGNATURES................................................................................................   7

CERTIFICATIONS............................................................................................   8

ITEM 1. FINANCIAL STATEMENTS


                        PART I. -- FINANCIAL INFORMATION
                       CAPSTEAD SECURITIES CORPORATION IV
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                       SEPTEMBER 30, 2002     DECEMBER 31, 2001
                                      ------------------      -----------------
                                          (UNAUDITED)
ASSETS
   Mortgage securities collateral          $ 46,236                $ 72,309
   Cash and cash equivalents                     14                      14
                                           --------                --------

                                           $ 46,250                $ 72,323
                                           ========                ========
LIABILITIES
   Collateralized mortgage securities      $ 45,653                $ 71,402
                                           --------                --------

STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value,
     1 shares authorized,
     issued and outstanding                       1                       1
   Paid-in capital                               29                      18
   Undistributed loss                           (10)                     --
   Accumulated other comprehensive
     income                                     577                     902
                                           --------                --------
                                                597                     921
                                           --------                --------
                                           $ 46,250                $ 72,323
                                           ========                ========

See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                  QUARTER ENDED                    NINE MONTHS ENDED
                                                   SEPTEMBER 30                       SEPTEMBER 30
                                              -----------------------           -----------------------
                                                2002           2001              2002            2001
                                              -------         -------          -------          -------
Interest income:
   Mortgage securities collateral              $ 748          $ 1,838          $ 2,529          $ 7,001
   Receivable from (payable to) parent            --               --               (1)               1
                                               -----          -------          -------          -------

       Total interest income                     748            1,838            2,528            7,002
                                               -----          -------          -------          -------

Interest expenses on collateralized
   mortgage securities                           708            1,795            2,392            6,797
                                               -----          -------          -------          -------

         Net interest income                      40               43              136              205
                                               -----          -------          -------          -------

Other operating expense:
   Management fee                                  3                3                8                8
   Professional fee and other                     --                4                1               16
   Pool insurance                                 40               74              137              259
                                               -----          -------          -------          -------

       Total other operating expense              43               81              146              283
                                               -----          -------          -------          -------

Net loss                                          (3)             (38)             (10)             (78)

Other comprehensive income (loss)                (58)              33             (325)            (590)
                                               -----          -------          -------          -------

Comprehensive loss                             $ (61)         $    (5)         $  (335)         $  (668)
                                               =====          =======          =======          =======



See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                   NINE MONTHS ENDED
                                                                                      SEPTEMBER 30
                                                                           ----------------------------------
                                                                               2002                   2001
                                                                           ------------          ------------
OPERATING ACTIVITIES:
   Net loss                                                                $        (10)         $        (78)
   Noncash item - amortization of
     discount and premium                                                          (148)                  (21)
   Net change in other assets and accrued expenses                                   --                   (70)
                                                                           ------------          ------------

     Net cash used in operating activities                                         (158)                 (169)
                                                                           ------------          ------------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Principal collections on collateral                                         25,039                40,894
     Decrease in accrued interest receivable                                        157                   273
     Increase in short-term investments                                              --                  (371)
                                                                           ------------          ------------

       Net cash provided by investing activities                                 25,196                40,796
                                                                           ------------          ------------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Principal payments on securities                                           (25,039)              (40,503)
     Decrease in accrued interest payable                                           (10)                 (155)
   Capital contributions (distributions)                                             11                   (34)
                                                                           ------------          ------------

       Net cash used in financing activities                                    (25,038)              (40,692)
                                                                           ------------          ------------

Net change in cash and cash equivalents                                              --                   (65)

Cash and cash equivalents at beginning
   of period                                                                         14                   120
                                                                           ------------          ------------
Cash and cash equivalents at end of
   period                                                                  $         14          $         55
                                                                           ============          ============

See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2002. For further information refer to the financial statements and footnotes thereto included in the Capstead Securities Corporation IV (the "Company") annual report on Form 10-K for the year ended December 31, 2001.

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

The following summarizes fair value disclosures for mortgage securities collateral held available-for-sale for the periods indicated (in thousands):

                                  SEPTEMBER 30, 2002   DECEMBER 31, 2001
                                  ------------------   -----------------
Carrying amount                        $   45,659         $   71,407
Unrealized gains                              577                902
                                       ----------         ----------
  Fair value                           $   46,236         $   72,309
                                       ==========         ==========

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

NOTE C -- NET INTEREST INCOME ANALYSIS

The following summarizes interest income and interest expense and the average effective interest rates (dollars in thousands):

                                                                            QUARTER ENDED SEPTEMBER 30
                                                                ---------------------------------------------------
                                                                        2002                           2001
                                                                --------------------         ----------------------
                                                                             AVERAGE                        AVERAGE
                                                                 AMOUNT       RATE            AMOUNT         RATE
                                                                 ------      -------          ------        -------
Interest income on mortgage
   securities collateral                                         $  748       6.37%           $1,838         6.50%
Interest expense on
   collateralized mortgage securities                               708       6.00             1,795         6.36
                                                                 ------                       ------
                                                                 $   40                       $   43
                                                                 ======                       ======


                                                                           NINE MONTHS ENDED SEPTEMBER 30
                                                                 --------------------------------------------------
                                                                        2002                          2001
                                                                 -------------------         ----------------------
                                                                             AVERAGE                        AVERAGE
                                                                 AMOUNT       RATE            AMOUNT         RATE
                                                                 ------      -------          ------        -------
Interest income on mortgage
   securities collateral                                         $2,529       6.09%           $7,001         7.29%
Interest expense on
   collateralized mortgage securities                             2,392       5.72             6,797         7.09
                                                                 ------                       ------
                                                                 $  137                       $  204
                                                                 ======                       ======

Changes in interest income and interest expense due to changes in interest rates versus changes in volume were as follows (in thousands):


                                                                         QUARTER ENDED SEPTEMBER 30, 2002
                                                                  -----------------------------------------------
                                                                  RATE*           VOLUME*                  TOTAL
                                                                  -----           -------                 -------
Interest income on mortgage
   securities collateral                                          $ (36)          $(1,054)                $(1,090)
Interest expense on collateralized
   mortgage securities                                              (96)             (991)                 (1,087)
                                                                  -----           -------                 -------
                                                                  $  60           $   (63)                $    (3)
                                                                  =====           =======                 =======



                                                                        NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                                -------------------------------------------------
                                                                 RATE*              VOLUME*                TOTAL
                                                                -------             -------               -------
Interest income on mortgage
   securities collateral                                        $(1,009)            $(3,463)              $(4,472)
Interest expense on collateralized
   mortgage securities                                           (1,120)             (3,285)               (4,405)
                                                                -------             -------               -------
                                                                $   111             $  (178)              $   (67)
                                                                =======             =======               =======

* The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capstead Securities Corporation IV (the "Company") was incorporated on August 16, 1991, as a special-purpose finance subsidiary of Capstead Mortgage Corporation ("CMC") and commenced operations on December 23, 1991 with the issuance of its first collateralized mortgage obligation ("CMO"), Series 1991-VIII. As of September 30, 2002, the Company had issued 19 CMOs with an aggregate initial principal balance of $4,572,644,000, including two CMOs with an aggregate initial principal balance of $551,537,000, which were recorded as sales when issued in 1992. The Company has not issued any CMOs since September 30, 1998.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS

The information required by this Item is incorporated by reference to the information included in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Senior Vice President - Control ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

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

                                       CAPSTEAD SECURITIES CORPORATION IV


Date:  November 11, 2002          By:  /s/ ANDREW F. JACOBS
                                       ----------------------------------------
                                       Andrew F. Jacobs
                                       Chairman, Chief Executive Officer and
                                       President


Date:  November 11, 2002          By:  /s/ PHILLIP A. REINSCH
                                       ----------------------------------------
                                       Phillip A. Reinsch
                                       Senior Vice President - Control

                                 CERTIFICATIONS


I, Andrew F. Jacobs, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Capstead Securities Corporation IV;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 11, 2002         By:  /s/ ANDREW F. JACOBS
                                      -----------------------------------------
                                      Andrew F. Jacobs
                                      Chairman, Chief Executive Officer
                                      and President

                                 CERTIFICATIONS


I, Phillip A. Reinsch, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Capstead Securities Corporation IV;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 11, 2002         By:  /s/ PHILLIP A. REINSCH
                                     ------------------------------------------
                                     Phillip A. Reinsch
                                     Senior Vice President - Control

                          INDEX TO EXHIBITS


EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
 99.1 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.