Form 10-K
period 2002-12-31
CAPSTEAD SECURITIES CORPORATION IV
filed 2003-03-31
CIK 878517

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 2002

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         OR THE TRANSITION PERIOD FROM              TO
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

INDICATE BY CHECK MARK WHETHER REGISTRANT IS AN ACCELERATED FILER (AS DEFINED ON RULE 12b-2 OF THE ACT). YES [ ] NO [X]

AS OF JUNE 28, 2002 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES WAS: NOT APPLICABLE.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J (1)(a) AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT.

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MARCH 25, 2003:  1,000

DOCUMENTS INCORPORATED BY REFERENCE:  NONE.

================================================================================

                       CAPSTEAD SECURITIES CORPORATION IV

                          2002 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS



                                                                                                PAGE
                                                                                                ----
                                             PART I

ITEM  1.  BUSINESS...........................................................................     1

ITEM  2.  PROPERTIES.........................................................................     2

ITEM  3.  LEGAL PROCEEDINGS..................................................................     2


                                             PART II

ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS.................................................     3

ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................     3

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK...............................................................     3

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................     3

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.............................................    14

                                             PART III

ITEM 14.  CONTROLS AND PROCEDURES............................................................    14

                                             PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
             REPORTS ON FORM 8-K.............................................................    15

SIGNATURES ..................................................................................    16

CERTIFICATIONS ..............................................................................    17

                                     PART I

ITEM 1. BUSINESS.

ORGANIZATION

Capstead Securities Corporation IV (the "Company") was incorporated in Delaware on August 16, 1991 as a special-purpose finance corporation and is a wholly-owned subsidiary of Capstead Mortgage Corporation ("CMC"). CMC is a publicly owned real estate investment trust that, until late 1995, operated a mortgage conduit, purchasing and securitizing single-family residential mortgage loans. The Company is managed by CMC (the "Manager"). The Company believes it has qualified as a qualified REIT subsidiary of CMC under the Internal Revenue Code of 1986 (the "Code"); therefore, for federal income tax purposes it is combined with CMC. Under applicable sections of the Code, REITs are required to distribute annually to stockholders at least 90% of their taxable income. It is the Company's and CMC's policy to distribute 100% of combined taxable income.

The Company was formed primarily for the purpose of issuing and selling collateralized mortgage obligations ("CMOs"), collateralized by mortgage-backed, pass-through certificates ("Certificates") which evidence an interest in a pool of mortgage loans secured by single-family residences. The Certificates pledged as collateral for the CMOs are either contributed by CMC or purchased from third parties and are either Ginnie Mae Certificates, Fannie Mae Certificates, Freddie Mac Certificates or other privately-issued mortgage pass-through ("Non-Agency") Certificates. On August 21, 1991 the Securities and Exchange Commission declared effective a registration statement filed by the Company covering the offering of a maximum of $5 billion aggregate principal amount of CMOs. As of December 31, 2002, the Company has issued 19 series of CMOs with an aggregate original principal balance of $4,572,644,000, leaving remaining securitization capacity under this registration statement of $427,356,000. The Company has not issued any CMOs since September 30, 1998. Only CMO Series 1998-3 remains outstanding at December 31, 2002.

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

CMC or an affiliate is the administrator with respect to the Non-Agency Certificates collateralizing CMOs. During 2002, 2001 and 2000 CMC retained fees, for administering these Non-Agency Certificates and related CMOs of $8,000, $14,000 and $21,000, respectively.

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

All of the Company's common stock is owned by CMC. Accordingly, there is no public trading market for its common stock. The Company may periodically distribute excess capital, if any, to its stockholder in the form of dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

With the redemption of one CMO during 2001, only CMO Series 1998-3 remains outstanding at December 31, 2002. The Company elected Real Estate Mortgage Investment Conduit ("REMIC") status for tax purposes on the issuance of CMO Series 1998-3. This issuance was accounted for as a financing, and as a financing, CMO collateral and Bonds are reflected on the balance sheet; however, because the Company did not retain any investment in this CMO, no economic benefit was or will be recognized related to this CMO. The Company's net losses are due to operational costs incurred (management fees and professional fees).

LIQUIDITY AND CAPITAL RESOURCES

All ongoing cash CMO expenses are paid out of the excess cash flows on the CMOs issued before the residual holders receive their residual interest. The Company believes that the excess cash flows will be sufficient to pay ongoing cash CMO expenses. Cash flow requirements due to ongoing operational costs are funded by CMC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company did not retain any economic interest in its last remaining CMO outstanding at December 31, 2002; therefore, the Company has no exposure to interest rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         REPORT OF INDEPENDENT AUDITORS



Stockholder and Board of Directors
Capstead Securities Corporation IV

We have audited the accompanying balance sheets of Capstead Securities Corporation IV (a wholly-owned subsidiary of Capstead Mortgage Corporation) as of December 31, 2002 and 2001, and the related statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capstead Securities Corporation IV at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.



                                                               ERNST & YOUNG LLP



Dallas, Texas
January 31, 2003

                       CAPSTEAD SECURITIES CORPORATION IV
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                               DECEMBER 31
                                                         -----------------------
                                                           2002           2001
                                                         --------       --------
ASSETS
   Mortgage securities collateral                        $ 42,256       $ 72,309
   Cash and cash equivalents                                   14             14
                                                         --------       --------

                                                         $ 42,270       $ 72,323
                                                         ========       ========

LIABILITIES
   Collateralized mortgage securities                    $ 41,724       $ 71,402
                                                         --------       --------


STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value,
     1 shares authorized,
     issued and outstanding                                     1              1
   Paid-in capital                                             32             18
   Undistributed income (loss)                                (14)             -
   Accumulated other comprehensive income                     527            902
                                                         --------       --------

                                                              546            921
                                                         --------       --------

                                                         $ 42,270       $ 72,323
                                                         ========       ========



See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)



                                                            YEAR ENDED DECEMBER 31
                                                 ------------------------------------------
                                                    2002            2001            2000
                                                 ----------      ----------      ----------
Interest income:
   Mortgage securities collateral                $    3,206      $    8,368      $   12,735
   Receivable from Parent                                --               7              --
                                                 ----------      ----------      ----------

     Total interest income                            3,206           8,375          12,735

Interest expense on collateralized
   mortgage securities                                3,032           7,986          12,272
                                                 ----------      ----------      ----------

       Net interest income                              174             389             463
                                                 ----------      ----------      ----------

Other operating revenue (expense):
   Gain on sale of released
     mortgage securities collateral                      --           1,112              --
   Loss on redemption of collateralized
     mortgage securities                                 --            (259)             --
   Management fees                                      (10)            (10)            (10)
   Professional fees and other                           (4)            (22)             (4)
   Pool insurance                                      (174)           (323)           (465)
                                                 ----------      ----------      ----------

     Total other operating revenue (expense)           (188)            498            (479)
                                                 ----------      ----------      ----------

Net income (loss)                                $      (14)     $      887      $      (16)
                                                 ==========      ==========      ==========


See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                       THREE YEARS ENDED DECEMBER 31, 2002
                                 (IN THOUSANDS)



                                                                                           ACCUMULATED
                                       COMMON STOCK                                           OTHER
                                    ------------------     PAID-IN      UNDISTRIBUTED      COMPREHENSIVE
                                    SHARES      AMOUNT     CAPITAL      INCOME (LOSS)      INCOME (LOSS)       TOTAL
                                    ------      ------     -------      -------------      -------------      ------
Balance at January 1, 2000               1           1         691                (14)             1,185       1,863

Capital contribution                    --          --           2                 --                 --           2

Net loss                                --          --          --                (16)                --         (16)

Other comprehensive loss:
   Change in unrealized gain
   on debt securities, net
   of reclassification amount           --          --          --                 --               (758)       (758)
                                                                                                              ------

     Total comprehensive loss                                                                                   (774)
                                    ------      ------     -------      -------------      -------------      ------

Balance at December 31, 2000             1           1         693                (30)               427       1,091

Capital distribution                    --          --        (675)                --                 --        (675)

Net income                              --          --          --                887                 --         887

Other comprehensive income:
   Change in unrealized gain
   on debt securities, net
   of reclassification amount           --          --          --                 --                475         475
                                                                                                              ------

     Total comprehensive income                                                                                1,362

Dividends paid                          --          --          --               (857)                --        (857)
                                    ------      ------     -------      -------------      -------------      ------

Balance at December 31, 2001             1           1          18                 --                902         921

Capital contribution                    --          --          14                 --                 --          14

Net loss                                --          --          --                (14)                --         (14)

Other comprehensive loss:
   Change in unrealized gain
   on debt securities, net
   of reclassification amount           --          --          --                 --               (375)       (375)
                                    ------      ------     -------      -------------      -------------      ------

Total comprehensive loss                                                                                        (389)
                                                                                                              ------

Balance at December 31, 2002             1      $    1     $    32      $         (14)     $         527      $  546
                                    ======      ======     =======      =============      =============      ======





See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                              YEAR ENDED DECEMBER 31
                                                       ------------------------------------
                                                         2002          2001          2000
                                                       --------      --------      --------
OPERATING ACTIVITIES:
   Net income (loss)                                   $    (14)     $    887      $    (16)
   Noncash item - amortization of discount
     and premium                                           (170)          (80)         (149)
   Net change in other assets and accrued expenses           --           (62)           11
   Gain on sale of released mortgage
     securities collateral                                   --        (1,112)           --
   Loss on redemption of collateralized
     mortgage securities                                     --           259            --
                                                       --------      --------      --------
         Net cash used in
           operating activities                            (184)         (108)         (154)
                                                       --------      --------      --------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Principal collections on collateral                 28,858        52,680        44,296
     Decrease in accrued interest
       receivable                                           184           490           289
     Decrease in short-term investments                      --           413            91
   Sale of released mortgage securities collateral           --        21,713            --
                                                       --------      --------      --------
         Net cash provided by investing activities       29,042        75,296        44,676
                                                       --------      --------      --------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Principal payments on securities                   (28,858)      (73,319)      (44,363)
     Decrease in accrued interest payable                   (14)         (443)          (66)
   Capital contributions (distributions)                     14          (675)            2
   Dividends paid                                            --          (857)           --
                                                       --------      --------      --------
         Net cash used in financing activities          (28,858)      (75,294)      (44,427)
                                                       --------      --------      --------

Net change in cash and cash equivalents                      --          (106)           95

Cash and cash equivalents at
   beginning of year                                         14           120            25
                                                       --------      --------      --------

Cash and cash equivalents at end of year               $     14      $     14      $    120
                                                       ========      ========      ========



See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002



NOTE A -- BASIS OF PRESENTATION

Capstead Securities Corporation IV (the "Company"), was incorporated in Delaware on August 16, 1991 as a special-purpose finance corporation primarily to issue bonds collateralized by whole loans or mortgage-backed securities. The Company is a wholly-owned subsidiary of Capstead Mortgage Corporation ("CMC" or "Parent"), and commenced operations with the issuance of its first collateralized mortgage obligation ("CMO") in December 1991.

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

DEBT SECURITIES

Mortgage securities collateral held in the form of mortgage-backed securities are debt securities. Management determines the appropriate classification of debt securities at the time of purchase or securitization and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses reported as a separate component of stockholder's equity.

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

INCOME TAXES

The Company believes it has qualified as a real estate investment trust ("REIT") subsidiary of CMC under the Internal Revenue Code of 1986 (the "Code"), and for federal income tax purposes is combined with CMC which is itself a REIT. Under applicable sections of the Code, a REIT is required to meet certain asset, income and stock ownership requirements as well as distribute at least 90% of its taxable income, the distribution of which may extend into the subsequent taxable year. It is CMC's policy to distribute 100% of taxable income within the time limits prescribed by the Code. Accordingly, no provision has been made for federal income taxes.

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

The components of mortgage securities collateral are summarized as follows (in thousands):

                                       DECEMBER 31
                                -------------------------
                                   2002           2001
                                ----------     ----------
Mortgage collateral             $   40,557     $   69,415
Short-term investments                   5              5
Accrued interest receivable            275            459
                                ----------     ----------
   Total collateral                 40,837         69,879
Unamortized premium                    892          1,528
                                ----------     ----------
                                $   41,729     $   71,407
                                ==========     ==========

The weighted average effective interest rate for mortgage securities collateral was 6.11% and 7.13% during 2002 and 2001, respectively.

NOTE D -- COLLATERALIZED MORTGAGE SECURITIES

Collateralized mortgage securities consists of various classes. As of December 31, 2002, substantially all classes of bonds are at an adjustable rate of interest. Interest is payable monthly at specified rates for all classes. Generally, principal payments are made to each class in the order of their stated maturities so that no payment of principal will be made on any class until all classes having an earlier stated maturity have been paid in full. The components of collateralized mortgage securities are summarized as follows (dollars in thousands):

                                              DECEMBER 31
                                       --------------------------
                                          2002            2001
                                       ----------      ----------
Collateralized mortgage securities     $   40,557      $   69,415
Accrued interest payable                       12              26
                                       ----------      ----------
   Total obligation                        40,569          69,441
Unamortized premium                         1,155           1,961
                                       ----------      ----------
     Net obligation                    $   41,724      $   71,402
                                       ==========      ==========

Average interest rate
   (excludes interest-only bonds)            1.78%           2.29%
Stated maturity                              2025            2025
Number of series                                1               1

The maturity of the securities is directly affected by the rate of principal prepayments on the related mortgage securities collateral. The securities are also subject to redemption at the Company's option provided that certain requirements specified in the related indenture have been met (referred to as "clean-up calls"). As a result, the actual maturity is likely to occur earlier than its stated maturity.

The weighted average effective interest rate for all collateralized mortgage securities was 5.74% and 6.81% during 2002 and 2001, respectively. Interest payments on collateralized mortgage securities of $3,121,000, $8,367,000 and $11,220,000, were made during 2002, 2001, and 2000, respectively.

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

                                          DECEMBER 31, 2002             DECEMBER 31, 2001
                                      -------------------------     -------------------------
                                       AMORTIZED       FAIR          AMORTIZED        FAIR
                                         COST          VALUE           COST           VALUE
                                      ----------     ----------     ----------     ----------
ASSETS
   Cash and cash equivalents          $       14     $       14     $       14     $       14
   Mortgage securities collateral         41,729         42,256         71,407         72,309

LIABILITIES
   Collateralized mortgage
     securities                           41,232         41,232         71,402         71,871

The following summarizes fair value disclosures for mortgage securities collateral held available-for-sale and held-to-maturity (in thousands):

                                                   GROSS             GROSS
                                 AMORTIZED       UNREALIZED        UNREALIZED          FAIR
                                   COST            GAINS             LOSSES            VALUE
                                 ---------       ----------        ----------         -------
DECEMBER 31, 2002
   Available-for-sale            $  41,729         $  526            $   --           $42,256

DECEMBER 31, 2001
   Available-for-sale            $  71,407         $  902            $   --           $72,309

Upon the Company's redemption of remaining bonds outstanding pursuant to clean-up calls, released CMO collateral may be sold. Such sales are deemed maturities under the provisions of SFAS 115. The following summarizes disclosures related to the disposition of released CMO collateral (in thousands):

              YEAR ENDED
           DECEMBER 31, 2001                COST BASIS                GAINS
           -----------------                ----------               -------
            Held-to-maturity                $   20,601               $ 1,112

NOTE F -- ALLOWANCE FOR POSSIBLE LOSSES

The Company has limited exposure to losses on mortgage loans. Losses due to typical mortgagor default or fraud or misrepresentation during origination of the mortgage loan are substantially reduced by the acquisition of mortgage pool insurance from AAA-rated mortgage pool insurers. The amount of coverage under any such mortgage pool insurance policy is the amount (typically 10% to 12% of the aggregate amount in such pool of mortgage loans), determined by one or more Rating Agencies, necessary to allow the securities such pools are pledged to secure to be rated AAA, when combined with homeowner equity or other insurance coverage. Certain other risks, however, are not covered by mortgage pool insurance. These risks include special hazards which are not covered by standard hazard insurance policies. Special hazards are typically catastrophic events that are unable to be predicted (e.g., earthquakes). The

Company has limited its exposure to special hazard losses by acquiring special hazard insurance coverage from an insurer rated AAA. Because of its limited exposure to mortgage loan losses, the Company has determined that an allowance for losses is not warranted at December 31, 2002 and 2001.

Since approximately 72% of the Company's mortgage loans are secured by properties located in California, the Company has a concentration of risk related to the California market. However, the Company has no exposure arising from this concentration because it has retained no economic interest in the remaining CMO outstanding at December 31, 2002.

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

NOTE H -- TRANSACTIONS WITH RELATED PARTY

The Company signed a $1 million revolving subordinated promissory note with CMC under which interest accrued on amounts payable based on the annual federal short-term rate as published by the Internal Revenue Service. This note, which was not drawn upon as of December 31, 2002, matures January 1, 2004. Repayments may be made as funds are available.

CMC or an affiliate is the administrator with respect to the Non-Agency Certificates collateralizing Series 1998-3 and related CMOs. During 2002, 2001 and 2000 CMC retained fees for administering these Non-Agency Certificates and related CMOs of $8,000, $14,000 and $21,000, respectively.

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

NOTE I -- NET INTEREST INCOME ANALYSIS (UNAUDITED)

The following summarizes interest income and interest expense and the average effective interest rate for mortgage securities collateral and collateralized mortgage securities (dollars in thousands):

                                            2002                         2001                        2000
                                    ---------------------         -------------------       ----------------------
                                                  AVERAGE                     AVERAGE                      AVERAGE
                                    AMOUNT          RATE          AMOUNT       RATE         AMOUNT          RATE
                                    ------        -------         ------      -------       -------        -------
Interest income on
  mortgage securities
  collateral                        $3,206           6.11%        $8,368         7.13%      $12,735           7.63%
Interest expense on
  collateralized
  mortgage securities                3,032           5.74          7,986         6.81        12,272           7.36
                                    ------                        ------                    -------
Net interest income                 $  174                        $  382                    $   463
                                    ======                        ======                    =======

The following summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume (in thousands):


                                                                        2002/2001
                                                   --------------------------------------------------
                                                       RATE              VOLUME              TOTAL
                                                   ------------       ------------       ------------
Interest income on mortgage
   securities collateral                           $     (1,065)      $     (4,097)      $     (5,162)
Interest expense on collateralized
   mortgage securities                                   (1,098)            (3,856)            (4,954)
                                                   ------------       ------------       ------------
                                                   $         33       $       (241)      $       (208)
                                                   ============       ============       ============


                                                                        2001/2000
                                                   --------------------------------------------------
                                                       RATE              VOLUME             TOTAL
                                                   ------------       ------------       ------------
Interest income on mortgage
   securities collateral                           $       (792)      $     (3,575)      $     (4,367)
Interest expense on collateralized
   mortgage securities                                     (868)            (3,418)            (4,286)
                                                   ------------       ------------       ------------
                                                   $         76       $       (157)      $        (81)
                                                   ============       ============       ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 14. CONTROLS AND PROCEDURES

As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Senior Vice President - Control ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)   Documents filed as part of this report:

      1.    The following financial statements of the Company are included in
            ITEM 8:


                                                                                   PAGE
                                                                                   ----
            Report of Independent Auditors                                         4
            Balance Sheets - December 31, 2002 and 2001                            5
            Statement of Operations - Three Years Ended December 31, 2002          6
            Statements of Stockholder's Equity - Three Years
              Ended December 31, 2002                                              7
            Statements of Cash Flows - Three Years Ended December 31, 2002         8
            Notes to Financial Statements - December 31, 2002                      9

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

              99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(b)   Reports on Form 8-K: None.

(c) Exhibits - The response to this section of ITEM 14 is submitted as a separate section of this report.

----------

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


                                            CAPSTEAD SECURITIES CORPORATION IV
                                                       REGISTRANT



Date:  March 28, 2003                     By:       /s/ ANDREW F. JACOBS
                                             -----------------------------------
                                                       Andrew F. Jacobs
                                              Chairman, Chief Executive Officer
                                                        and President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the dates indicated.


/s/ ANDREW F. JACOBS                    Chairman, Chief Executive                    March 28, 2003
------------------------------            Officer and President
       (Andrew F. Jacobs)



/s/ PHILLIP A. REINSCH                  Senior Vice President -                      March 28, 2003
------------------------------            Control
       (Phillip. A. Reinsch)



/s/ MAURICE MCGRATH                     Director                                     March 28, 2003
------------------------------
        (Maurice McGrath)


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material has been sent to security holders.

                                 CERTIFICATIONS


I, Andrew F. Jacobs, certify that:

1. I have reviewed this annual report on Form 10-K of Capstead Securities Corporation IV;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the entity, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 28, 2003                     By:  /s/ ANDREW F. JACOBS
                                               ---------------------------------
                                               Andrew F. Jacobs
                                               Chairman, Chief Executive Officer
                                               and President

                                 CERTIFICATIONS


I, Phillip A. Reinsch, certify that:

1. I have reviewed this annual report on Form 10-K of Capstead Securities Corporation IV;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the entity, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 28, 2003                       By:  /s/ PHILLIP A. REINSCH
                                                --------------------------------
                                                Phillip A. Reinsch
                                                Senior Vice President - Control

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

    10.1            Form of Pooling and Administrative Agreement(1)

    10.4            Management Agreement between the Company and Capstead
                    Advisers, Inc. dated January 1, 1994(2)

    10.5            Amended Management Agreement between the Company and
                    Capstead Advisers, Inc. October 1, 1994(3)

    23              Consent of Ernst & Young LLP, Independent Auditors*

    99.1            Certification pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002*

----------

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