Form 10-Q
period 2003-03-31
CAPSTEAD SECURITIES CORPORATION IV
filed 2003-05-05
CIK 878517

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2003

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

Common Stock ($1.00 par value)                           1,000 as of May 1, 2003


================================================================================

                       CAPSTEAD SECURITIES CORPORATION IV
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2003


                                      INDEX



                                                                           PAGE
                                                                           ----
                        PART I. -- FINANCIAL INFORMATION

ITEM 1.       Financial Statements

   Balance Sheets -- March 31, 2003 and December 31, 2002.................   1

   Statements of Operations -- Quarter Ended March 31, 2003 and 2002......   2

   Statements of Cash Flows -- Quarter Ended March 31, 2003 and 2002......   3

   Notes to Financial Statements..........................................   4

ITEM 2.       Management's Discussion and Analysis of
                Financial Condition and Results of Operations.............   5

ITEM 3.       Qualitative and Quantitative Disclosure of Market Risk......   6

ITEM 4.       Controls and Procedures.....................................   6


                          PART II. -- OTHER INFORMATION

ITEM 6.       Exhibits and Reports on Form 8-K............................   6

SIGNATURES................................................................   6

CERTIFICATION PURSUANT TO SECTION 302(a) OF THE
     SARBANES-OXLEY ACT OF 2002...........................................   7

                        PART I. -- FINANCIAL INFORMATION
                       CAPSTEAD SECURITIES CORPORATION IV
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


ITEM 1. FINANCIAL STATEMENTS


                                                                      MARCH 31, 2003              DECEMBER 31, 2002
                                                                      --------------              -----------------
                                                                       (UNAUDITED)
ASSETS
   Mortgage securities collateral                                        $36,827                      $42,256
   Cash and cash equivalents                                                  14                           14
                                                                         -------                      -------

                                                                         $36,841                      $42,270
                                                                         =======                      =======

LIABILITIES
   Collateralized mortgage securities                                    $36,363                      $41,724
                                                                         -------                      -------


STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value,
     1 shares authorized,
     issued and outstanding                                                    1                            1
   Paid-in capital                                                            33                           30
   Undistributed loss                                                        (15)                         (12)
   Accumulated other comprehensive
     income                                                                  459                          527
                                                                         -------                      -------

                                                                             478                          546
                                                                         -------                      -------

                                                                         $36,841                      $42,270
                                                                         =======                      =======


See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                      QUARTER ENDED MARCH 31
                                                                                   ------------------------------
                                                                                    2003                   2002
                                                                                   ------                 -------
Interest income:
   Mortgage securities collateral                                                  $  537                  $  958
   Payable to parent                                                                   --                      (1)
                                                                                   ------                  ------

       Total interest income                                                          537                     957

Interest expense on collateralized
   mortgage securities                                                                504                     906
                                                                                   ------                  ------

         Net interest income                                                           33                      51
                                                                                   ------                  ------

Other operating expenses:
   Management fees                                                                      3                       3
   Pool insurance                                                                      33                      52
                                                                                   ------                  ------

       Total other operating expenses                                                  36                      55
                                                                                   ------                  ------

Net loss                                                                               (3)                     (4)

Other comprehensive loss                                                              (68)                   (157)
                                                                                   ------                  ------

Comprehensive loss                                                                 $  (71)                 $ (161)
                                                                                   ======                  ======


See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                      QUARTER ENDED MARCH 31
                                                                                   -----------------------------
                                                                                    2003                  2002
                                                                                   -------              --------
OPERATING ACTIVITIES:
   Net loss                                                                        $    (3)             $     (4)
   Noncash item - amortization of
     discount and premium                                                              (35)                  (79)
                                                                                   -------              --------

       Net cash used in operating activities                                           (38)                  (83)
                                                                                   -------              --------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Principal collections on collateral                                             5,212                12,105
     Decrease in accrued interest receivable                                            35                    80
                                                                                   -------              --------

       Net cash provided by investing activities                                     5,247                12,185
                                                                                   -------              --------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Principal payments on securities                                               (5,212)              (12,105)
     Decrease in accrued interest payable                                               --                    (1)
   Capital contributions                                                                 3                     4
                                                                                   -------              --------

       Net cash used in financing activities                                        (5,209)              (12,102)
                                                                                   -------              --------

Net change in cash and cash equivalents                                                 --                    --

Cash and cash equivalents at beginning
   of period                                                                            14                    14
                                                                                   -------              --------
Cash and cash equivalents at end of
   period                                                                          $    14              $     14
                                                                                   =======              ========


See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2003 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2003. For further information refer to the financial statements and footnotes thereto included in the Capstead Securities Corporation IV (the "Company") Annual Report on Form 10-K for the year ended December 31, 2002.

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

Fair values are estimated using quoted market prices, when available, including quotes made by Capstead Mortgage Corporation's lenders in connection with designating collateral for repurchase arrangements. The following summarizes fair value disclosures for mortgage securities collateral held available-for-sale for the dates indicated (in thousands):

                                                            MARCH 31, 2003                DECEMBER 31, 2002
                                                            --------------                -----------------
         Basis                                                $36,368                        $41,729
         Unrealized gains                                         459                            526
                                                              -------                        -------
           Fair value                                         $36,827                        $42,256
                                                              =======                        =======

The maturity of mortgage securities collateral is directly affected by the rate of principal prepayments by mortgagors. In addition, upon redemption of remaining bonds outstanding pursuant to clean-up calls, released collateral may be sold provided the collateral has paid down to within 15% of its original issue amount. Such sales are deemed maturities under the provisions of Statement of Financial Accounting Standards No. 115. There was no CMO collateral released during the first quarter of 2003.

NOTE C -- NET INTEREST INCOME ANALYSIS

The following summarizes interest income and interest expense and the average effective interest rates (dollars in thousands):

                                                                              QUARTER ENDED MARCH 31
                                                               ----------------------------------------------------
                                                                       2003                            2002
                                                               ---------------------           --------------------
                                                                             AVERAGE                        AVERAGE
                                                               AMOUNT         RATE             AMOUNT        RATE
                                                               ------        -------           ------       -------
Interest income on mortgage
   securities collateral                                       $  537         5.55%            $  958        5.97%
Interest expense on
   collateralized mortgage securities                             504         5.17                906        5.61
                                                               ------                          ------
                                                               $   33                          $   52
                                                               ======                          ======

Changes in interest income and interest expense due to changes in interest rates versus changes in volume were as follows (in thousands):

                                                                              QUARTER ENDED MARCH 31
                                                                  ----------------------------------------------
                                                                  RATE*             VOLUME*               TOTAL
                                                                  -----             -------               ------
Interest income on mortgage
   securities collateral                                          $(64)             $ (357)               $ (421)
Interest expense on
   collateralized mortgage securities                              (66)               (336)                 (402)
                                                                  ----              ------                ------
                                                                  $  2              $  (21)               $  (19)
                                                                  ====              ======                ======

* The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capstead Securities Corporation IV (the "Company") was incorporated in Delaware on August 16, 1991, as a special-purpose finance subsidiary of Capstead Mortgage Corporation ("CMC") and commenced operations on December 23, 1991 with the issuance of its first collateralized mortgage obligation ("CMO"), Series 1991-VIII. As of March 31, 2003, the Company had issued 19 series of CMOs with an aggregate initial principal balance of $4,572,644,000. The Company has not issued any CMOs since September 30, 1998. Only CMO Series 1998-3 remains outstanding at March 31, 2003.

The Company's net losses are due to operational costs incurred (management and administrative fees). Other comprehensive loss reflects the decline in unrealized gain pledged CMO collateral since year-end as a result of relatively high mortgage prepayments. As the underlying mortgages pay off, related unrealized gain is eliminated.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company did not retain any economic interest in its last remaining CMO outstanding at March 31, 2003; therefore, the Company has no exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Senior Vice President - Control ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.


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

                                        CAPSTEAD SECURITIES CORPORATION IV


Date:  May 5, 2003                By:   /s/ ANDREW F. JACOBS
                                        ----------------------------------------
                                        Andrew F. Jacobs
                                        Chairman, Chief Executive Officer and
                                        President


Date:  May 5, 2003                By:   /s/ PHILLIP A. REINSCH
                                        ----------------------------------------
                                        Phillip A. Reinsch
                                        Senior Vice President - Control

                       CAPSTEAD SECURITIES CORPORATION IV
                                  CERTIFICATION
                        PURSUANT TO SECTION 302(a) OF THE
                           SARBANES-OXLEY ACT OF 2002



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



Date:  May 5, 2003                      By:  /s/ ANDREW F. JACOBS
                                             -----------------------------------
                                             Andrew F. Jacobs
                                             Chairman, Chief Executive Officer
                                             and President

                       CAPSTEAD SECURITIES CORPORATION IV
                                  CERTIFICATION
                        PURSUANT TO SECTION 302(a) OF THE
                           SARBANES-OXLEY ACT OF 2002



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



Date:  May 5, 2003                     By:  /s/ PHILLIP A. REINSCH
                                            ------------------------------------
                                            Phillip A. Reinsch
                                            Senior Vice President - Control

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                                        DESCRIPTION
-------                                      -----------
  99.1       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.