Form 10-Q
period 2003-06-30
CAPSTEAD SECURITIES CORPORATION IV
filed 2003-08-13
CIK 878517

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2003

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ______________


                        COMMISSION FILE NUMBER: 33-42337


                       CAPSTEAD SECURITIES CORPORATION IV
             (Exact name of Registrant as specified in its Charter)


                  DELAWARE                                     75-2390594
       (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                      Identification No.)

8401 NORTH CENTRAL EXPRESSWAY, SUITE 800, DALLAS, TX             75225
      Address of principal executive offices)                  (Zip Code)


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

Common Stock ($1.00 par value)                       1,000 as of August 11, 2003

================================================================================

                       CAPSTEAD SECURITIES CORPORATION IV
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2003


                                      INDEX

                                                                          PAGE
                                                                          ----
                        PART I. -- FINANCIAL INFORMATION

ITEM 1.   Financial Statements

   Balance Sheets -- June 30, 2003 and December 31, 2002 ............       1

   Statements of Operations -- Quarter and Six Months Ended
     June 30, 2003 and 2002 .........................................       2

   Statements of Cash Flows -- Quarter and Six Months Ended
     June 30, 2003 and 2002 .........................................       3

   Notes to Financial Statements ....................................       4

ITEM 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations ...........       6

ITEM 3.   Qualitative and Quantitative Disclosure of Market Risk ....       6

ITEM 4.   Controls and Procedures ...................................       6


                          PART II. -- OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K ..........................       7

SIGNATURES ..........................................................       7

                        PART I. -- FINANCIAL INFORMATION
                       CAPSTEAD SECURITIES CORPORATION IV
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


ITEM 1. FINANCIAL STATEMENTS

                                             JUNE 30, 2003      DECEMBER 31, 2002
                                             -------------      -----------------
                                              (UNAUDITED)
ASSETS
   Mortgage securities collateral             $    30,980          $    42,256
   Cash and cash equivalents                           14                   14
                                              -----------          -----------
                                              $    30,994          $    42,270
                                              ===========          ===========

LIABILITIES
   Collateralized mortgage securities         $    30,515          $    41,724
                                              -----------          -----------

STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value,
     1 shares authorized,
     issued and outstanding                             1                    1
   Paid-in capital                                     36                   30
   Undistributed loss                                 (18)                 (12)
   Accumulated other comprehensive
     income                                           460                  527
                                              -----------          -----------
                                                      479                  546
                                              -----------          -----------
                                              $    30,994          $    42,270
                                              ===========          ===========




See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                  QUARTER ENDED                    SIX MONTHS ENDED
                                                     JUNE 30                            JUNE 30
                                             ------------------------          ------------------------
                                               2003             2002             2003             2002
                                             -------          -------          -------          -------
Interest income:
   Mortgage securities collateral            $   406          $   822          $   943          $ 1,781
   Payable to parent                              --               --               --               (2)
                                             -------          -------          -------          -------
       Total interest income                     406              822              943            1,779
                                             -------          -------          -------          -------

Interest expenses on collateralized
   mortgage securities                           378              777              881            1,683
                                             -------          -------          -------          -------
       Net interest income                        28               45               62               96
                                             -------          -------          -------          -------

Other operating expense:
   Management fee                                  2                2                5                5
   Professional fee and other                      1                1                1                1
   Pool insurance                                 28               45               62               97
                                             -------          -------          -------          -------
       Total other operating expense              31               48               68              103
                                             -------          -------          -------          -------
Net loss                                          (3)              (3)              (6)              (7)
                                             -------          -------          -------          -------
Other comprehensive income (loss)                  1             (110)             (67)            (267)
                                             -------          -------          -------          -------
Comprehensive loss                           $    (2)         $  (113)         $   (73)         $  (274)
                                             =======          =======          =======          =======



See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                          SIX MONTHS ENDED JUNE 30
                                                         --------------------------
                                                           2003              2002
                                                         --------          --------

OPERATING ACTIVITIES:
   Net loss                                              $     (6)         $     (7)
   Noncash item - amortization of
     discount and premium                                     (74)             (125)
                                                         --------          --------
       Net cash used in operating activities                  (80)             (132)
                                                         --------          --------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Principal collections on collateral                   10,891            20,561
     Decrease in accrued interest receivable                   79               133
                                                         --------          --------
       Net cash provided by investing activities           10,970            20,694
                                                         --------          --------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Principal payments on securities                     (10,891)          (20,561)
     Decrease in accrued interest payable                      (5)               (9)
   Capital contributions                                        6                 8
                                                         --------          --------
       Net cash used in financing activities              (10,890)          (20,562)
                                                         --------          --------

Net change in cash and cash equivalents                        --                --

Cash and cash equivalents at beginning
   of period                                                   14                14
                                                         --------          --------
Cash and cash equivalents at end of period               $     14          $     14
                                                         ========          ========



See accompanying notes to financial statements.

                       CAPSTEAD SECURITIES CORPORATION IV
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2003. For further information refer to the financial statements and footnotes thereto included in the Capstead Securities Corporation IV (the "Company") Annual Report on Form 10-K for the year ended December 31, 2002.

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

Fair values are estimated using quoted market prices, when available, including quotes made by Capstead Mortgage Corporation's lenders in connection with designating collateral for repurchase arrangements. The following summarizes fair value disclosures for mortgage securities collateral held available-for-sale for the dates indicated (in thousands):

                             JUNE 30, 2003          DECEMBER 31, 2002
                            --------------          -----------------
Basis                       $       30,520            $       41,729
Unrealized gains                       460                       527
                            --------------            --------------
  Fair value                $       30,980            $       42,256
                            ==============            ==============

The maturity of mortgage securities collateral is directly affected by the rate of principal prepayments by mortgagors. In addition, upon redemption of remaining bonds outstanding pursuant to clean-up calls, released collateral may be sold provided the collateral has paid down to within 15% of its original issue amount. Such sales are deemed maturities under the provisions of Statement of Financial Accounting Standards No. 115. There was no CMO collateral released during the first six months of 2003.

NOTE C -- NET INTEREST INCOME ANALYSIS

The following summarizes interest income and interest expense and the average effective interest rates (dollars in thousands):

                                                          QUARTER ENDED JUNE 30
                                          -----------------------------------------------------
                                                   2003                           2002
                                          ----------------------         ----------------------
                                                         AVERAGE                        AVERAGE
                                          AMOUNT           RATE          AMOUNT           RATE
                                          ------         -------         ------         -------
Interest income on mortgage
   securities collateral                  $  406           4.87%         $  822           6.05%
Interest expense on collateralized
   mortgage securities                       378           4.51             777           5.68
                                          ------                         ------
                                          $   28                         $   45
                                          ======                         ======


                                                       SIX MONTHS ENDED JUNE 30
                                          ---------------------------------------------------
                                                   2003                         2002
                                          ----------------------       ----------------------
                                                         AVERAGE                      AVERAGE
                                          AMOUNT          RATE         AMOUNT          RATE
                                          ------         -------       ------         -------
Interest income on mortgage
   securities collateral                  $  943           5.23%       $1,781           5.99%
Interest expense on collateralized
   mortgage securities                       881           4.86         1,683           5.63
                                          ------                       ------
                                          $   62                       $   98
                                          ======                       ======

Changes in interest income and interest expense due to changes in interest rates versus changes in volume were as follows (in thousands):

                                                QUARTER ENDED JUNE 30, 2003
                                           --------------------------------------
                                            RATE*          VOLUME*          TOTAL
                                           ------          -------         ------
Interest income on mortgage
   securities collateral                   $ (139)         $ (277)         $ (416)
Interest expense on collateralized
   mortgage securities                       (140)           (259)           (399)
                                           ------          ------          ------
                                           $    1          $  (18)         $  (17)
                                           ======          ======          ======


                                               SIX MONTHS ENDED JUNE 30, 2003
                                           --------------------------------------
                                            RATE*          VOLUME*          TOTAL
                                           ------          -------         ------
Interest income on mortgage
   securities collateral                   $ (204)         $ (634)         $ (838)
Interest expense on collateralized
   mortgage securities                       (206)           (596)           (802)
                                           ------          ------          ------
                                           $    2          $  (38)         $  (36)
                                           ======          ======          ======

----------

* The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capstead Securities Corporation IV (the "Company") was incorporated in Delaware on August 16, 1991, as a special-purpose finance subsidiary of Capstead Mortgage Corporation ("CMC") and commenced operations on December 23, 1991 with the issuance of its first collateralized mortgage obligation ("CMO"), Series 1991-VIII. As of June 30, 2003, the Company had issued 19 series of CMOs with an aggregate initial principal balance of $4,572,644,000. The Company has not issued any CMOs since September 30, 1998. Only CMO Series 1998-3 remains outstanding at June 30, 2003.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company did not retain any economic interest in its last remaining CMO outstanding at June 30, 2003; therefore, the Company has no exposure to interest rate risk.

ITEM 4.  CONTROLS AND PROCEDURES

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Senior Vice President - Control ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

                          PART II. -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)    Exhibits:  The following Exhibit is presented herewith:

       Exhibit 31.1 - Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

       Exhibit 32.1 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K:  None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CAPSTEAD SECURITIES CORPORATION IV



Date:  August 11, 2003                By:  /s/ ANDREW F. JACOBS
                                           -------------------------------------
                                           Andrew F. Jacobs
                                           Chairman, Chief Executive Officer and
                                           President


Date:  August 11, 2003                By:  /s/ PHILLIP A. REINSCH
                                           -------------------------------------
                                           Phillip A. Reinsch
                                           Senior Vice President - Control